Form 10-K
period 2001-12-31
MONTANA POWER LLC
filed 2002-04-01
CIK 1168454

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2001 -OR-

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ______________ to _______________.

Commission File Number 0-49660

NORTHWESTERN ENERGY, L.L.C.
(Exact name of registrant as specified in its charter)

MONTANA	81-0540568
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

40 East Broadway, Butte, Montana	59701-9331
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code (406) 497-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
8.45% Cumulative Quarterly Income Preferred Securities, Series A of Montana Power Capital I, a subsidiary of NorthWestern Energy, L.L.C.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [].

Registrant is a wholly owned subsidiary of NorthWestern Corporation.  Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is filing this Annual Report on Form 10-K with the reduced disclosure format authorized by General Instruction I.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I		PAGE

ITEM 1.	Business	4

ITEM 2.	PROPERTIES	14

ITEM 3.	LEGAL PROCEEDINGS	15

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15*

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	15

ITEM 6.	SELECTED FINANCIAL DATA	15*

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	69

PART IIi

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	69*

ITEM 11.	EXECUTIVE COMPENSATION	69*

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	69*

PART Iv

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	69

SIGNATURE		73

* Item not included in accordance with reduced disclosure format authorized by General Instruction I of Form 10-K.

PART I

When we use the terms "Registrant," "Company," "NorthWestern Energy," "we," "us," or "our" in this Form 10-K, we mean NorthWestern Energy, L.L.C., a Montana limited liability company, and its wholly owned subsidiaries.

WARNINGS ABOUT FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K or incorporated by reference therein or herein relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

In addition to other factors and matters discussed elsewhere in our quarterly, annual and current reports that we file with the SEC, and which are incorporated by reference into this Annual Report on Form 10-K, some important factors that could cause actual results or outcomes for us or our subsidiaries to differ materially from those discussed in forward-looking statements include:

  the adverse impact of weather conditions;
  unscheduled generation outages;
  maintenance or repairs;
  unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments;
  developments in the federal and state regulatory environment and the terms associated with obtaining regulatory approvals;
  costs associated with environmental liabilities and compliance with environmental laws;
  the rate of growth and economic conditions in our service territories;
  the speed and degree to which competition enters the industries and markets in which our businesses operate;
  the timing and extent of changes in interest rates and fluctuations in energy-related commodity prices;
  risks associated with acquisitions, transition and integration of acquired companies, including implementation of information systems and realizing efficiencies in excess of any related restructuring charges;
  our ability to recover transition costs;
  approval of our default supply contract portfolio by the Montana Public Service Commission (PSC);
  disruptions and adverse effects in the capital market due to the changing economic environment;
  our credit ratings with Moody's and Standard & Poor's;
  changes in customer usage patterns and preferences; and
  changing conditions in the economy, capital markets and other factors identified from time to time in our filings with the SEC.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors.

ITEM 1.BUSINESS

GENERAL

We were established on September 28, 2001 as a wholly owned subsidiary of Touch America Holdings, Inc. (Touch America) named The Montana Power, L.L.C. We acquired the electric and natural gas transmission and distribution business, along with several other assets, liabilities, commitments, and contingencies, formerly held by The Montana Power Company (Montana Power) on February 13, 2002. NorthWestern Corporation (NorthWestern) acquired all of our outstanding membership interests on February 15, 2002, and changed our name to NorthWestern Energy, L.L.C. on March 19, 2002. Our acquisition of the electric and natural gas utility business formerly held by Montana Power and the acquisition of our membership interests by NorthWestern were part of the restructuring of Montana Power. Following the restructuring, Touch America became the publicly held company instead of Montana Power. Unless we state otherwise, all further references to Montana Power mean the public company in existence before the restructuring was effective on February 15, 2002 that was the prior holder of our electric and natural gas utility business.

For more information about the restructuring of Montana Power, our acquisition of the electric and natural gas utility business formerly held by Montana Power, and the acquisition of all of our outstanding membership interests by NorthWestern, please see our Form 8-K filed with the SEC on March 4, 2002, the Form 8-K filed with the SEC by NorthWestern on March 4, 2002 and the Form 8-K filed with the SEC by Montana Power and Touch America on February 27, 2002.

  ELECTRIC OPERATIONS

Services, Service Areas and Customers

We operate a regulated electric utility business that consists of an extensive electric transmission and distribution network in Montana. As of December 31, 2001, our service territory covered approximately 107,600 square miles, representing approximately 73 percent of Montana's land area, and included approximately 782,000 people according to the 2000 census. Dominant industries operating within our service territory include agriculture, non-resident travel, manufacturing of wood and paper products and mining of petroleum, metal and coal. We also transmit electricity for other utilities and power marketers in Montana. In 2001, by category (including supply for non-choice customers), residential electric transmission and distribution sales, industrial transmission and distribution sales and commercial transmission and distribution sales, accounted for approximately 28, 38, and 34 percent of our electric utility revenue, respectively.

As of December 31, 2001, our electric transmission system consisted of approximately 7,000 miles of transmission lines, ranging from 50 to 500 kilovolts, 270 circuit segments and 125,000 transmission poles with associated transformation and terminal facilities, and extended throughout the western two-thirds of Montana from Colstrip in the east to Thompson Falls in the west. The 500 kilovolts transmission system is jointly owned and is part of the Colstrip Transmission System. Flows on this system are predominantly from east to west, transferring Colstrip generation to markets west of Montana. The 230 kilovolts and 161 kilovolts facilities form the backbone of our transmission system and are designed to deliver electricity to Montana customers. The lower voltage systems, which range from 50 kilovolts to 115 kilovolts, provide for local area service needs. The system has interconnections with five major non-affiliated transmission systems located in the Western Systems Coordinating Council area, as well as one interconnection to a system that connects with the Mid-Continent Area Power Pool region. With these interconnections, we also transmit power to and from diverse interstate transmission systems, including those operated by Avista Corporation; Idaho Power Company, a division of Idacorp, Inc.; PacifiCorp; the Bonneville Power Administration; and the Western Area Power Administration.

In 2001, we delivered electricity to approximately 295,000 customers in 191 communities and their surrounding rural areas in Montana, including Yellowstone National Park. We also delivered electricity to rural electric cooperatives that served approximately 76,000 customers as of December 31, 2001. In addition, our electric distribution system consisted of approximately 16,800 miles of overhead and underground distribution lines and approximately 376 transmission and distribution substations.

Competition and Demand

Although Montana customers have a choice with regard to electricity suppliers, we do not currently face material competition in the transmission and distribution of electricity within our service territories. Competition in the utility industry is likely to result in the further unbundling of utility services. Separate markets may emerge for generation, transmission, distribution, meter reading, billing and other services currently provided by utilities as a bundled service. At present it is unclear when or to what extent further unbundling of utility services will occur.

Some competition currently exists within our service territories with respect to the ability of some customers to self-generate or by-pass parts of the electric system, but we do not believe that such competition is material to our operations. Potential competitors may also include various surrounding providers as well as national providers of electricity.

In our service areas, peak demand was approximately 1,290 megawatts, the average daily load was approximately 932 megawatts, and over 340,250 megawatts were delivered during the year ended December 31, 2001.

Electricity Supply

We purchase substantially all of our power from third parties. Electric resource capacity is currently provided by 15 Qualifying Facility (QF) contracts that Montana Power was required to enter into under the Public Utility Regulatory Policies Act of 1978 (PURPA), which provide a total of 101 megawatts of firm winter peak capacity. Our Milltown Dam provides an additional three megawatts of gross capacity. We also have a power-purchase agreement with PPL Montana that meets current energy requirements beyond what are received from the QF contracts and Milltown Dam, however, the PPL Montana agreement will end on June 30, 2002. We believe that these arrangements will be sufficient to meet our power supply needs through June 30, 2002. With respect to our power supply needs after June 30, 2002, Montana Power has filed a default supply portfolio with the PSC, as discussed below.

Montana's Electric Utility Restructuring Act enabled larger customers in Montana to choose their supplier of commodity electricity beginning on July 1, 1998, and provided that all other Montana customers will be able to choose their electric supplier during a transition period beginning on July 1, 2002 through June 30, 2007. Montana Power was required to act as the default supplier for customers who have not chosen an alternate supplier and we are now the successor to that obligation. The Montana Restructuring Act provided for the full recovery of costs incurred in procuring default supply contracts during this transition period. In its 2001 session, the Montana Legislature passed House Bill 474, which, among other things, reaffirmed full cost recovery for the default supplier by mandating that the PSC use an electric cost recovery mechanism providing for full recovery of prudently incurred electric energy supply costs. Initiative 117 has been approved for inclusion on the November ballot in Montana. If passed, Initiative 117 would repeal HB 474. In the event that HB 474 is repealed, Montana law would continue the transition period through at least June 30, 2007, and provide full cost recovery.

On October 29, 2001, Montana Power filed with the PSC its default supply portfolio, containing a mix of long and short-term contracts from new and existing power suppliers and generators. We are the successor to Montana Power's default supply portfolio. We expect that the costs of the default supply portfolio and a competitive transition charge for out-of-market costs will increase residential electric rates in our service territories by approximately 20 percent. This filing seeks PSC review of the supply portfolio to establish that the contracts meet applicable prudency standards and to establish default supply rates for customers who have not chosen alternate suppliers during the transition period ending on June 30, 2007. The proposed default supply portfolio consists of supply contracts with PPL Montana for approximately 450 megawatts, Duke Energy Trading & Marketing for approximately 111 megawatts, Montana First Megawatts for approximately 75 megawatts, existing QF contracts for 101 megawatts and power generation from the Milltown Dam facility for approximately two megawatts, with any remaining requirement being met by short-term market purchases. The PSC has set a procedural schedule on the default supply portfolio and an order is expected in April 2002. If the PSC does not approve the default supply portfolio, we may be required to seek alternate sources of supply. The PSC could also disallow the recovery of the costs incurred in entering into the default supply portfolio if a determination is made that the contracts were not prudently entered into.

For information regarding the risks our electric utility faces, see "Risk Factors," under the "We face uncertainty with respect to our ability to fully recover transition costs, the resolution of our default supply filings that are pending before the PSC, and the outcome of other rate orders of the PSC" section in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation.

We also lease a 30 percent share of Colstrip Unit 4, an 805 megawatt gross capacity coal-fired power plant located in southeastern Montana, through our unregulated Colstrip Unit 4 Lease Management Division. A long-term coal supply contract with Western Energy Company provides the coal necessary to run the plant. We sell our leased share of Colstrip Unit 4 generation, representing approximately 222 megawatts at full load, principally to Duke Energy Trading & Marketing (DETM) and to Puget Sound Energy (Puget) under agreements expiring December 20, 2010.

Additional Regulation

Our operations are subject to various federal, state and local laws and regulations affecting businesses generally, such as laws and regulations concerning service areas, tariffs, issuances of securities, employment, occupational health and safety, protection of the environment and other matters. We believe that we are in substantial compliance with applicable regulatory requirements relating to our operations.

Federal

We are a "public utility" within the meaning of the Federal Power Act. Accordingly, we are subject to the jurisdiction of, and regulation by, the Federal Energy Regulatory Commission (FERC), with respect to the issuance of securities and the setting of wholesale electric rates. We are an exempt "holding company" under the Public Utility Holding Company Act.

In April 1996, FERC issued Order No. 888 and Order No. 889, requiring utilities to allow open use of their transmission systems by other utilities and power marketers. NorthWestern, Montana Power and other jurisdictional utilities filed open access transmission tariffs, or OATTs, with FERC in compliance with Order No. 888. Montana Power included an OATT in its filing that conforms to the "Pro Forma" tariff in Order No. 888 in which eligible transmission service customers can choose to purchase transmission services from a variety of options ranging from full use of the transmission network on a firm long-term basis to a fully interruptible service available on an hourly basis. These tariffs also include a full range of ancillary services necessary to support the transmission of energy while maintaining reliable operations of our transmission system. We are the successor to Montana Power's OATT and the related filings with FERC.

We sell transmission service across our system under terms, conditions, and rates defined in Montana Power's OATT, which became effective in July 1996, of which we are the successor. We are required to provide retail transmission service under both the PSC rate tariffs for customers still receiving "bundled" service and under the OATT for "choice" customers.

On December 20, 1999, FERC issued Order No. 2000, its most recent order regarding Regional Transmission Organizations (RTOs). An RTO is an organization that attempts to capture efficiencies created by combining individually operated transmission systems into a single operation, focusing on operational and strategic transmission issues. Pursuant to Order No. 2000, utilities that own, operate or control interstate transmission facilities were required to file a proposal with FERC by October 15, 2000, describing the utilities' efforts to participate in an RTO expected to be operational by December 15, 2001.

Montana Power was a sponsor of a filing with FERC, which proposed to form an RTO, RTO West. RTO West will be a nonprofit organization with an independent board that will act as the independent system operator for the aggregated transmission systems of participating transmission owners. Upon initial operation, RTO West will not own any transmission facilities but will control each participating transmission owner's facilities. Montana Power was also a sponsor of a second proposal filed in conjunction with its first filing with FERC to establish an independent transmission company, TransConnect, LLC, which will be organized as a for-profit limited liability company. Those participating in TransConnect will exchange their transmission assets for a passive ownership interest in the company. TransConnect applicants have indicated that they intend to participate in RTO West as a single transmission owner by transferring control over their transmission assets to RTO West. In April 2001, FERC granted, with m odifications, both proposals. Activity in the form of various compliance filings is continuing at FERC in these dockets. Montana Power has withdrawn as a sponsor of TransConnect, but we remain involved. RTO West must make a second stage filing with FERC to provide additional proposed operating details. RTO West made this filing at the end of March 2002.

Montana Power provided wholesale power to two electric cooperatives, however, they have chosen another source for their power supply. As the successor to these agreements, we will be required to provide only transmission services to the cooperatives. In order to recover the transition costs associated with power that would have been supplied to these two cooperatives, Montana Power made a filing with FERC in April 2000, seeking recovery of transition costs associated with serving both of the wholesale electric cooperatives. We are the successor to Montana Power's filings with FERC and will be entitled to cost recovery thereunder. FERC scheduled a hearing for the filing but suspended it after Montana Power and the cooperatives jointly requested it be suspended so that the parties could attempt to settle the issues. FERC recently terminated the settlement procedures and is expected to set a procedural schedule in the matter.

We operate the Milltown Dam, a hydroelectric dam on the Clark Fork River, under a license granted by FERC. The current license for operation of the dam would have expired but for extensions received from FERC. Montana Power received an extension of its FERC license to operate the dam until 2006. We are the successor to that license, and we are currently seeking to extend that license until 2008. Generally, under FERC rules, notice of intent to renew a license must be filed five years prior to its expiration. Montana Power gave FERC notice to seek renewal of the license in 2001. In the event the FERC license is terminated, FERC may require that the dam be removed. Several environmental and governmental groups, including the Department of the Interior, have voiced concerns over the license extension and may challenge the action in court. Were we not to receive the license extension, we might be required to relinquish the license and cease operating the dam as early as 2006.

Montana

We are subject to the jurisdiction of the PSC with respect to electric service territorial issues, rates, terms and conditions of service, accounting records and other aspects of our operations.

Montana law requires that the PSC determine the value of net unmitigable transition costs associated with the transformation of the utility business formerly owned by Montana Power from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The PSC is also obligated to set a competitive transition charge to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that Montana Power was required to enter into with certain Qualifying Facilities as established under PURPA and to which we are now a party. Montana Power estimated the pre-tax net present value of its transition costs to be approximately $304,700,000 in a filing with the PSC on October 29, 2001. We now stand in Montana Power's place with respect to these matters.

On January 31, 2002, the PSC approved a stipulation among Montana Power, NorthWestern and a number of other parties, which, among other things, conclusively established the pre-tax net present value of the transition costs relating to out-of-market power purchase contracts recoverable in rates to be approximately $244,700,000, or approximately $60,000,000 less than Montana Power estimated in its initial filing with the PSC. In addition, the stipulation set a fixed annual recovery for the transition costs beginning at $14,900,000 in the first year after implementation and increasing up to $25,600,000 in the fourth year and thereafter. This stipulation now applies to us. Because the annual recovery stream that we expect to recover as finalized by the stipulation is less than the total payments due under the out-of-market power purchase contracts that we have assumed and are now a party, the difference must be mitigated or covered from other revenue sources. We estimate that the annual after tax differenc es will be approximately $1,900,000 in 2002, increasing to a high of approximately $13,200,000 in the year 2017. The aggregate after tax amount of the differences over the 28-year life of these contracts would be approximately $193,500,000. Although we believe we have opportunities to mitigate the impact of these differences through improved management of our obligations under these contracts, negotiating buyouts of certain of these contracts, selling non utility assets that are not part of our core strategy, reducing debt and other actions, we cannot assure you that our actions will be successful.

The stipulation also required Montana Power and NorthWestern to contribute $30,000,000 to an account, which will fund credits to Montana electric distribution customers. The account will be applied on a per kilowatt-hour basis beginning on July 1, 2002 and continuing for one year thereafter. NorthWestern's allocable portion of the fund is $10,000,000. Montana Power has already contributed the other $20,000,000 allocable to it, so we are not required to make any contribution to the account under the stipulation.

For information on the combined request for increased electric and natural gas rates filed with the PSC in August 2000, see "Natural Gas Operations" below under the "Montana" section.

For further information regarding our ability to recover transition costs, see "Risk Factors" under the "We face uncertainty with respect to our ability to recover transition costs, the resolutions of our default supply filings that are pending before the PSC and the outcome of other rate orders of the PSC" section in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operation.

  NATURAL GAS OPERATIONS

Services, Service Areas and Customers

Natural gas service generally consists of fully bundled services consisting of natural gas supply and interstate pipeline transmission services and distribution services to our customers, although certain large commercial and industrial customers, as well as wholesale customers, may buy the natural gas commodity from another provider and utilize our utility's transportation and distribution service.

As of December 31, 2001, we distributed natural gas to over 156,000 retail customers located in 109 Montana communities. We also serve several smaller distribution companies that provided service to approximately 28,000 customers. In addition, our natural gas distribution system consisted of approximately 3,300 miles of underground distribution pipelines. The PSC does not assign service territories in Montana, however, we have nonexclusive municipal franchises to purchase, transport, distribute and store natural gas in the Montana communities we serve. The terms of the franchises vary by community, but most are for 30 to 50 years, and none are scheduled to expire in 2002.

We also transmit natural gas in Montana from production receipt points and storage facilities to distribution points and other nonaffiliated transmission systems. We transported natural gas volumes of approximately 50 billion cubic feet in the year ended December 31, 2001. Our peak capacity was approximately 300 million cubic feet per day during the year ended December 31, 2001. Our natural gas transmission system consisted of over 2,000 miles of pipeline, which vary in diameter from 2 inches to 20 inches, and served over 130 city gate stations as of December 31, 2001. We have strategic connections with four major, non-affiliated transmission systems: Williston Basin Interstate Pipeline, NOVA Gas Transmission Ltd., Colorado Interstate Gas and Havre Pipeline. Seven compressor sites provided over 23,000 horsepower, capable of moving approximately 300 million cubic feet per day during the year ended December 31, 2001. In addition, we own and operate a pipeline border crossing through our wholly owned s ubsidiary, Canadian-Montana Pipe Line Corporation.

Competition and Demand

Montana's Natural Gas Utility Restructuring and Customer Choice Act, which was passed in 1997, provides that a natural gas utility may voluntarily offer its customers their choice of natural gas suppliers and provide open access in Montana. Although we have opened access to our gas transmission and distribution systems and gas supply choice is available to all of our natural gas customers in Montana, we currently do not face material competition in the transmission and distribution of natural gas in our service areas. We also provide default supply service to customers in our service territories who have not chosen other suppliers under cost-based rates.

Competition in the natural gas industry may result in the further unbundling of natural gas services. Separate markets may emerge for the natural gas commodity, transmission, distribution, meter reading, billing and other services currently provided by utilities. At present it is unclear when or to what extent further unbundling of utility services will occur. To remain competitive in the future, we must provide top quality services at reasonable prices. To prepare for the future, we must ensure that all aspects of our natural gas business are efficient, reliable, economical and customer-focused.

Natural gas is used primarily for residential and commercial heating. As a result, the demand for natural gas depends upon weather conditions. Natural gas is a commodity that is subject to market price fluctuations.

Natural Gas Supply

Our natural gas supply requirements are fulfilled through third-party purchase contracts. Our natural gas supply requirements for the year ended December 31, 2001, were approximately 19.5 million MMBTU, of which approximately 18.4 million MMBTU were purchased under third-party contracts with Montana suppliers, and approximately 1.1 million MMBTU were purchased under contracts with Canadian suppliers. During the year ended December 31, 2001, approximately 58 percent of our natural gas supply requirements were covered under long-term contracts, approximately 18 percent were covered under one-year contracts, and the balance were covered under short-term contracts. During the year ended December 31, 2001, approximately 59 percent of our contractual natural gas requirements were priced at current market levels and the remainder were fixed-price contracts at December 31, 2001. We believe that our supply, storage and distribution facilities and agreements are sufficient to meet our needs in 2002.

We own and operate three working natural gas storage fields in Montana with aggregate storage capacity of approximately 17.2 billion cubic feet and maximum aggregate working gas capacity of approximately 178 million cubic feet per day. We own a fourth field that is being depleted at approximately 0.03 million cubic feet per day with approximately 85 million cubic feet of remaining reserves.

Additional Regulation

Federal

A 1992 order of FERC, Order 636, requires that all companies with interstate natural gas pipelines separate natural gas supply and production services from interstate transportation service and underground storage services. The effect of the order was that natural gas distribution companies, such as NorthWestern and us, and individual customers purchase natural gas directly from producers, third parties and various gas-marketing entities and transport it through interstate pipelines. We have established transportation rates on our distribution systems to allow customers to have supply choices. Our transportation tariffs have been designed to make us economically indifferent as to whether we sell and transport natural gas or merely deliver it for the customer.

Our natural gas transportation pipelines are generally not subject to the jurisdiction of FERC, although we are subject to state regulation. We conduct limited interstate transportation subject to FERC jurisdiction, but FERC has allowed the PSC to set the rates for this interstate service.

Montana

As a public utility, we are subject to PSC jurisdiction when we issue, assume or guarantee securities, or when we create liens on our properties. Rates for our natural gas supply are set by the PSC. Montana Power used a system of annual cost tracking for approximately 20 years and consistently obtained rate increases that reflected cost increases. We also use an annual gas tracking mechanism for the recovery of gas supply costs. We prepare and file an annual natural gas cost tracking filing with the PSC. The filing sets gas cost rates based on estimated gas loads and gas costs for the upcoming tracking period and adjusts for any differences in the previous tracking year's estimates to actual information. The PSC has utilized this process since 1979.

In August 2000, Montana Power filed a combined request for increased natural gas and electric rates with the PSC. We are the successor to Montana Power's rate increase request. Montana Power requested increased annual natural gas revenues of approximately $12,000,000, with a proposed interim annual increase of approximately $6,000,000. On November 28, 2000, the PSC granted Montana Power an interim natural gas rate increase of $5,300,000. On May 8, 2001, Montana Power received a final order from the PSC resulting in an annual delivery and gas storage service revenue increase of $4,300,000 million. Because the amount established in the final order was less than the interim order, Montana Power began including a credit for the difference collected from November 2000 through May 2001, with interest, in its customers' bills over a six-month period starting October 1, 2001.

In January 2001, Montana Power submitted to the PSC an annual gas cost tracker requesting an increase of approximately $51,000,000. At that time, Montana Power also submitted a compliance filing for a credit of approximately $32,500,000 associated with a sharing of the proceeds from the sale of gathering and production properties previously included in the natural gas utility's rate base. As a result, effective February 1, 2001, Montana Power began collecting a net amount of $18,500,000 in revenues over a one-year period. In September 2001, after all testimony addressing the amount of sharing had been filed with the PSC, Montana Power reached an agreement with intervening parties to increase the amount of the credit to $56,300,000. This $23,800,000 increase, along with $5,500,000 in interest from the date of sale, will be credited to customers' bills over a two-year period beginning February 1, 2002. We are the successor to Montana Power with respect to this agreement. Montana Power funded this customer credit through a purchase price adjustment at the closing of the acquisition of our membership interests by NorthWestern.

On December 7, 2001, Montana Power filed an annual gas cost tracker request with the PSC for the tracking year beginning November 1, 2001. We are the successor to Montana Power with respect to this filing.

Employees

As of December 31, 2001, Montana Power had 1,344 team members employed in the regulated electric and gas utilities, approximately 442 of whom are covered by collective bargaining agreements. All of such team members are now our employees and we consider our relations with team members to be good.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The following table shows, for the last three years, revenues contributed by any class of similar products or services that accounted for 10 percent or more of the combined revenues generated by our electric and natural gas utility operations.

Business Unit	Percentage of Revenues Contributed by Any Class of Similar Products or Services in Operations that Accounted for 10 Percent or More of Combined Revenues
	2001	2000	1999
Electric Utility	77%	79%	83%
Natural Gas Utility	21%	19%	17%

For additional information on the financial results of our segments, see Note 14, "Information on Industry Segments."

ENVIRONMENTAL ISSUES

We are subject to extensive regulation imposed by federal, state and local government authorities in the ordinary course of day-to-day operations with regard to the environment, including air and water quality, solid waste disposal and other environmental considerations. The application of government requirements to protect the environment involves or may involve review, certification, issuance of permits or other similar actions or by government agencies or authorities, including but not limited to the United States Environmental Protection Agency (EPA), the Bureau of Land Management, the Bureau of Reclamation and the Montana Department of Environmental Quality (MDEQ), as well as compliance with court decisions.

No significant environmental expenditures were incurred in 2001 with respect to our electric and natural gas utilities and do not expect to incur any significant environmental capital expenditures during 2002. However, we are committed to remaining in compliance with all state and federal environmental laws and regulations and must take reasonable precautions to prevent any incidents that would violate any of these rules. We regularly monitor operations to prevent adverse environmental impacts. When we become aware of an environmental issue, we investigate the situation to gain facts as to the nature and magnitude of environmental impact, the extent to which we may be held responsible for costs incurred, and the extent to which we may be held responsible for taking action at a site. We also collect information as necessary to reasonably estimate potential costs attributable to any environmental issue. We believe that we currently are in compliance with all presently applicable environmental protectio n requirements and regulations, however we are unable to forecast the effect of any change in law or regulation, or interpretation thereof, on the cost of future compliance for our utility-related facilities and other operations.

Prior to our acquisition of the electric and natural gas utility business, Montana Power met or exceeded the removal and disposal requirements for all equipment containing polychlorinated biphenyls, or PCBs, as required by state and federal regulations. We will continue to use certain existing PCB-contaminated equipment for its remaining useful life and will, thereafter, dispose of the equipment according to pertinent regulations that govern the use and disposal of such equipment.

The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and some of its state counterparts require that we remove or mitigate adverse environmental effects resulting from the disposal or release of certain substances at sites that we own or that Montana Power previously owned or operated, or at sites where these substances were disposed. However, we cannot quantify costs associated with current site remediation efforts or future remediation efforts because of the following uncertainties:

  We may not know all sites for which we are alleged or will be found to be responsible for remediation; and
  We cannot estimate with a reasonable degree of certainty the total costs of remediation at sites where we have been identified as responsible for remediation.

For sites where we currently are required to investigate and or cleanup contamination, we do not expect the unknown costs to have a material adverse effect on our combined operations, financial position, or cash flows.

Montana Power was identified as a Potentially Responsible Party (PRP), at the Silver Bow Creek/Butte Area Superfund Site. However, Montana Power settled most of its liability in a Consent Decree approved by the United States District Court for the District of Montana, and received contribution protection in the event other PRPs claim contribution for cleanup costs they expend. A third-party continues to address contamination of the site, while the utility business continued to operate on 30 acres of the property which was transferred to us. We cannot estimate with a reasonable degree of certainty whether additional cleanup will be required, but we do not expect any residual cleanup costs to be material, and any costs incurred will be limited by the indemnity provision described below.

Toxic heavy metals in the silts resting in Milltown Reservoir, which sits behind Milltown Dam, caused the EPA to identify Milltown Reservoir on its Superfund National Priority List. ARCO has been named as the PRP with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction. Montana Power was not identified as a PRP because it is exempt from liability for cleanup by virtue of a special statutory exemption. ARCO argued that Montana Power should be considered a PRP and has threatened to challenge its exempt status. The EPA took no position, but ARCO and Montana Power entered into a settlement agreement to limit Montana Power's potential liability, costs and ongoing operating expenditures, provided that EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. By virtue of our acquisition of the utility business, including the dam, we succeeded to similar protection under this statutory ex emption and the settlement agreement. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, we may be required to defend our exempt position.

In 1985 and 1986, researchers found elevated levels of heavy metals in sediments in the reservoir behind the Thompson Falls Dam. The EPA declared the site a "No Further Action" site for purposes of CERCLA, but the MDEQ listed the reservoir as a Comprehensive Environmental Cleanup and Responsibility Act (CECRA) site, Montana's state equivalent of a CERCLA National Priority List site. The MDEQ identified the site as a "Low Priority Site," however, because of the low probability of direct human contact and the lack of evidence of migration to groundwater supplies, and no action has been required. Given the low priority designation for this site, we believe that the risk of material remediation is low. Montana Power and the utility business retained pre-closing environmental liability relating to this CECRA listing when it sold the Thompson Falls Dam to PPL Montana. We cannot estimate with a reasonable degree of certainty the total costs, if any, of cleanup, and this liability at the site passed to us, but we do not expect cleanup costs to be material. If any such costs are incurred, they will be limited by the indemnity provision described below.

In connection with past electric and natural gas utility operations, Montana Power voluntarily cleaned up two sites where it formerly operated manufactured gas plants, and we are investigating a third. The Helena site was placed into the MDEQ's voluntary remediation program through which program cleanup is taking place. While the site continues to experience exceedances of groundwater contamination levels, we believe that natural attenuation should address the problem. We continue to periodically monitor the groundwater and report results to the MDEQ. We believe that remediation is complete at the second site located in Missoula, and have requested closure from the State for that site. A third former manufactured gas plant located in Butte, is currently under investigation. We cannot estimate with a reasonable degree of certainty whether cleanup will be necessary or the total costs of such cleanup. However, we do not expect any of the outstanding cleanup costs to be material. If any such costs are incurred, they will be limited by the indemnity provision described below.

As described above, Montana Power retained certain environmental liabilities in connection with its sale of assets to PPL Montana, and we assumed these liabilities when we acquired the utilities. However, under the terms of our acquisition by NorthWestern, NorthWestern assumed the first $50,000,000 of the pre-closing environmental liabilities, including these retained environmental liabilities. Thereafter, Touch America assumes any such costs that fall between $50,000,000 and $75,000,000, or the next $25,000,000 in costs, and NorthWestern, together with Touch America, equally split costs that fall between $75,000,000 and $150,000,000.

Environmental laws and regulations require us to incur certain costs, which could be substantial, to operate existing facilities, construct and operate new facilities and mitigate or remove the effect of past operations on the environment. Governmental regulations establishing environmental protection standards are continually evolving, and, therefore, the character, scope, cost and availability of the measures we may be required to take to ensure compliance with evolving laws or regulations, cannot be accurately predicted. However, we believe that we accrue an appropriate amount of costs and estimate reasonably foreseeable potential costs related to such environmental regulation and cleanup requirements. We do not expect these costs to have a material adverse effect on our combined financial position, ongoing operations, or cash flows.

FOREIGN AND DOMESTIC OPERATIONS

We believe that financial information relating to the segment information for foreign and domestic operations and export sales is not material.

ITEM 2.PROPERTIES

Utility Operations

  Electric Utility

At December 31, 2001, we owned and operated 6,923 miles of electric transmission lines and 16,460 miles of electric distribution lines. Our electric transmission system extends through the western two-thirds of Montana.

  Colstrip unit 4

Our unregulated Colstrip Unit 4 Lease Management Division leases a 30-percent share of Colstrip Unit 4, an 805 MW (gross capacity) coal-fired power plant located in southeastern Montana. A long-term coal supply contract with Western Energy provides the coal necessary to run the plant.

  Natural Gas Utility

At December 31, 2001, we owned and operated 2,039 miles of natural gas transmission lines and 3,884 miles of natural gas distribution mains. We serve our natural gas customers from our transportation system, which extends through the western two-thirds of Montana. We also have four natural gas storage fields that enable us to store natural gas in excess of system load requirements during the summer for delivery during winter periods of peak demand, enhancing system reliability. We produce a small amount of natural gas from fields in southern Montana to maintain our natural gas storage leases.

Mortgage and Deed of Trust

A Mortgage and Deed of Trust (Mortgage) subjects our utility's physical properties, except subsidiary company assets and certain properties and assets now owned or hereafter acquired, to a first mortgage lien.

ITEM 3.LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 11, "Contingencies."

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item not included in accordance with reduced disclosure format authorized by General Instruction I of Form 10-K.

Part II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All of our outstanding limited liability company membership interests are owned by NorthWestern.

ITEM 6.SELECTED FINANCIAL DATA

Item not included in accordance with reduced disclosure format authorized by General Instruction I.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following is a discussion of the results of operation of our electric and natural gas utility business by Montana Power in 2001 and 2000 and an analysis of our financial condition. We acquired the electric and gas utility business from Montana Power on February 13, 2002.

  Weather

As measured by heating degree-days, temperatures in 2001 for our service territory were 5 percent warmer than 2000 and the historic average (based on more than 55 years of history). Temperatures in 2000 were 10 percent colder than 1999 and level with the historic average.

  accounting FOR THE EFFECTS OF REGULATION

Montana Power applied and we will apply Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," to our regulated operations. Pursuant to this pronouncement, Montana Power recognized and we will recognize certain expenses and credits as they are reflected in revenues collected through rates established by cost-based regulation. Changes in regulation or changes in the competitive environment could result in our not meeting the criteria of SFAS No. 71. If we were to discontinue application of SFAS No. 71 for some or all of our regulated operations, we would have to eliminate the related regulatory assets and liabilities from the balance sheet and include the associated expenses and credits in income in the period when the discontinuation occurred, unless recovery of those costs was provided through rates charged to those customers in portions of the business that were to remain regulated.

On January 29, 2002, we received an order from the PSC finalizing the Tier II docket. The order allowed us to offset certain regulatory assets that were previously recorded against the gain recognized on the sale of the electric generating assets. We were also allowed to establish reserves for future environmental costs related to the generation properties. After offsetting these assets and liabilities, the remaining net gain was recorded into a reserve that will be used to offset future QF costs. In addition, as part of the stipulation resolving this docket and the sale of the utility to NorthWestern, NorthWestern agreed to hold ratepayers harmless for an additional $60,000,000, net present value, of future QF costs.

In 2002, we expect to sell our portion of the 500-kilovolt-transmission system associated with Colstrip Units 1, 2, and 3 for $97,100,000. The after-tax proceeds that we expect to receive as a result of this transaction will be retained by us, and we expect the gain resulting from the transaction to be addressed in the regulatory process.

SEGMENTED INCOME STATEMENT

	Year Ended December 31
	2001	2000	1999
	(Thousands of Dollars)
ELECTRIC UTILITY:

REVENUES:
Revenues	$538,529	$535,654	$545,390
Intersegment revenues	747	772	714
	539,276	536,426	546,104
EXPENSES:
Power supply	380,579	339,990	196,942
Transmission and distribution	35,379	40,438	56,203
Selling, general, and administrative	53,738	58,544	70,241
Taxes other than income taxes	39,384	39,727	52,696
Depreciation and amortization	44,378	39,559	56,282
	553,458	518,258	432,364

INCOME (LOSS) FROM ELECTRIC UTILITY	(14,182)	18,168	113,740

NATURAL GAS UTILITY:

REVENUES:
Revenues (other than gas supply cost revenues)	70,243	91,304	78,658
Gas supply cost revenues	77,034	37,916	32,759
Intersegment revenues	319	269	202
	147,596	129,489	111,619
EXPENSES:
Gas supply costs	77,034	37,916	32,759
Transmission, distribution and other	15,029	16,017	16,920
Selling, general, and administrativeadministrative	21,728	56,916	21,928
Taxes other than income taxes	13,655	14,215	14,307
Depreciation and amortization	11,020	8,830	9,275
	138,466	133,894	95,189

INCOME (LOSS) FROM NATURAL GAS UTILITY OPERATIONS	9,130	(4,405)	16,430

OTHER OPERATIONS:

REVENUES:
Revenues	17,979	11,179	274
Intersegment revenues	1,408	1,291	889
	19,387	12,470	1,163
EXPENSES:
Operations and maintenance	2,221	1,670	-
Selling, general, and administrative	14,013	3,058	(5,924)
Taxes other than income taxes	31	1,674	895
Depreciation and amortization	1,327	5,734	4,137
	17,592	12,136	(892)

INCOME FROM OTHER OPERATIONS	1,795	334	2,055

SEGMENTED INCOME STATEMENT (CONT.)

	Year Ended December 31
	2001	2000	1999
	(Thousands of Dollars)

INTEREST EXPENSE AND OTHER INCOME:
Interest	39,678	35,880	47,363
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	5,492	5,492	5,492
Other income – net	(1,355)	(14,481)	(2,567)
	43,815	26,891	50,288

INCOME (LOSS) BEFORE INCOME TAXES	(47,072)	(12,794)	81,937

INCOME TAX EXPENSE (BENEFIT)	(4,074)	(19,599)	13,895

NET INCOME (LOSS)	(42,998)	6,805	68,042
DIVIDENDS ON PREFERRED STOCK	3,770	3,690	3,690
NET INCOME (LOSS) AVAILABLE FOR LLC UNITS	$(46,768)	$3,115	$64,352

  2001 COMPARED WITH 2000

Electric Utility

Income from the electric utility operations for the twelve months ended December 31, 2001 decreased approximately $32,350,000 compared to 2000, primarily because of the cost to serve and terminate an industrial power supply contract. To eliminate total exposure under the power supply contract, Montana Power executed an agreement effective June 30, 2001, under which it made a one-time payment of $62,500,000 to buy out the remaining term of the power supply contract. Higher average prices for wholesale power purchased mainly to supply that customer while the power supply contract was in effect also contributed to the decrease in income.

Higher rates charged general business customers, increased ancillary services revenue, and increased revenue from wheeling energy for others across our transmission lines were partially offset by a decrease in revenue from the conclusion of a swap instrument relating to the industrial contract. In addition, because Montana Power did not purchase power to supply the industrial customer, there was not as much energy remaining to sell in the secondary market after fulfilling special market-based contract load requirements.

A plant-related increase in depreciation and amortization expense contributed to an increase in expenses while an early employee retirement option offered in 2000 and the recognition of regulatory assets as a result of a PSC Order partially offset these increases.

Natural Gas Utility

Income from the natural gas utility operations for the twelve months ended December 31, 2001 increased approximately $13,500,000. Increased gas supply cost revenues were partially offset by a sharing of proceeds from the sale of gathering and production properties previously included in the natural gas utility's rate base with natural gas utility customers. Expenses increased primarily because of increased gas supply costs, due to higher market prices and the recovery of gas supply costs deferred in the prior year, and a plant-related increase in depreciation and amortization expense. The amortization of a regulatory liability associated with the sharing of proceeds discussed above, an early employee retirement option offered in 2000, and the recognition of regulatory assets as a result of a PSC Order partially offset the increased gas supply costs. For more information regarding the sharing of proceeds, see Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generating Asse ts."

  2000 COMPARED WITH 1999

Electric Utility

Income from the electric utility operations decreased approximately $95,600,000 compared with 1999, mainly from the effects of the generation sale. Because Montana Power no longer earned a return on approximately $497,000,000 of utility net plant as a result of the December 1999 sale of electric generating assets, there was an expected decline in utility earnings. This decline included increased purchased power costs required to supply electric energy to core customers, along with a higher average price for wholesale power under a purchase agreement that we use mainly to supply an industrial customer. A voluntary rate reduction that became effective February 2, 2000 also contributed to the decrease in income. Sales of purchased power remaining after fulfilling special market-based contract load requirements and the recognition of revenues from a prepayment as a result of a Colstrip Unit 4 agreement with the Los Angles Department of Water Power partially offset these decreases.

Natural Gas Utility

Income from the natural gas utility operations decreased approximately $20,835,000 mainly because of a sharing of proceeds from the sale of gathering and production properties previously included in the natural gas utility's rate base with natural gas utility customers. In addition, an increase in rates, a weather-related increase in volumes sold, and customer growth were partially offset by increased regulatory amortizations and other miscellaneous administrative items.

LIQUIDITY AND CAPITAL RESOURCES

  Operating Activities

Net cash provided by operating activities was $75,692,000 in 2001, compared to $55,809,000 in 2000, and $346,846,000 in 1999. The current year increase of $19,883,000 was attributable mainly to income tax benefits resulting from a net loss for 2001, less an increase in working capital outflows.

  Investing Activities

Net cash used for investing activities was $56,372,000 in 2001, compared to $179,391,000 in 2000 and net cash provided by investing activities of $434,924,000 in 1999. The current year decrease of $123,019,000 was attributable mainly to the absence in the current year of advances to related companies and a decrease in capital expenditures. Capital expenditures were $59,288,000, $77,867,000, and $79,575,000 for 2001, 2000, and 1999, respectively. We expect to invest approximately $61,121,000 during 2002 primarily on upgrading the electric and natural gas transmission lines, extending and maintaining electric and natural gas distribution lines, and maintaining system integrity.

We estimate that internally generated funds for 2002 will exceed our capital expenditures during the year.

  Financing Activities

Net cash used for financing activities was $11,810,000 in 2001, $319,454,000 in 2000, and $341,940,000 in 1999.

Montana Power's $60,000,000 Revolver related to the utility operations was scheduled to expire on November 29, 2001. However, on November 21, 2001, Montana Power issued $150,000,000 in First Mortgage Bonds, which we assumed and the proceeds of which were used to repay the $60,000,000 utility Revolver, repay $15,800,000 in short-term borrowings, and repay an intercompany loan of $25,000,000 between Montana Power and Entech, Inc., a wholly owned non-utility subsidiary of Touch America. Montana Power used the remaining balance for existing cash requirements and to redeem ESOP Notes. While we currently do not have a credit facility in place, we believe that we will have a positive cash flow on an annual basis. Because of the seasonal nature of our operations, we experience cash flow increases in the winter months and decreases in the summer months. We expect any short-term liquidity needs to be provided by our parent company, NorthWestern.

We have also entered into long-term lease arrangements and other long-term contracts for sales and purchases that are not reflected on the Combined Balance Sheet. Electric and natural gas supply costs are a major component of our contractual commitments. While current legislation insures that we will ultimately recover the costs of securing this supply, there may be times when costs are recovered in a subsequent period from when they were incurred. We also have a 25-year lease with annual payments of approximately $32,000,000 related to our 30 percent share of Colstrip Unit 4. For additional information on the long-term lease arrangements and other long-term contracts, see Note 12, "Commitments."

Our long-term debt as a percentage of capitalization was 50 percent during 2001, 39 percent in 2000, and 46 percent in 1999. Scheduled debt repayments on our long-term debt outstanding at December 31, 2001, amount to: $16,061,000 in 2002; $19,364,000 in 2003; $4,052,000 in 2004; $10,130,000 in 2005; $169,712,000 in 2006; and $239,422,000 thereafter. For further information on our financing activities, see Note 8, "Long-Term Debt," and Note 9, "Short-Term Borrowing."

SEC RATIO OF EARNINGS TO FIXED CHARGES

For the year ended December 31, 2001, the ratio of earnings to fixed charges was 0.35 times compared to 0.82 times for 2000 and 1.91 times for 1999. Net income and income taxes were used to calculate earnings. Fixed charges include interest, the implicit interest of Colstrip Unit 4 rentals, and one-third of all other rental payments.

INFLATION

We believe that, at currently anticipated levels, inflation will not materially affect our results of operations in 2002.

ENVIRONMENTAL ISSUES

For a discussion of environmental issues and how they affect us, see Item 1, "Business," under the "Environmental Issues" section.

New Accounting Pronouncements

For information on new accounting pronouncements and how they affect us, see Note 13, "New Accounting Pronouncements."

RISK FACTORS

Operation of our businesses involves a number of risks. You should carefully consider the risk factors described below, as well as the other information included or incorporated by reference in our Annual Report on Form 10-K when considering investment in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

  We are subject to risks associated with a changing economic environment.

In response to the occurrence of several recent events, including the Sept. 11, 2001, terrorist attacks on the United States, the ongoing war against terrorism by the United States and the bankruptcy of Enron Corp., the financial markets have been disrupted in general, and the availability and cost of capital for our business and that of our competitors has been adversely affected. In addition, although we have no known exposure relating directly to Enron Corp. following its bankruptcy, the credit rating agencies initiated a thorough review of the capital structure and earnings power of certain energy companies. These events could constrain the capital available to our industry and could adversely affect our access to funding for our operations. If our ability to access capital becomes significantly constrained, our financial condition and future results of operations could be significantly adversely affected.

The insurance industry has also been disrupted by these events. As a result, the availability of insurance covering risks that our competitors and we typically insure against may decrease. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

  We face uncertainty with respect to our ability to fully recover transition costs, the resolution of our default supply filings that are pending before the PSC, and the outcome of other rate orders of the PSC.

Montana law requires that the PSC determine the value of net unmitigable transition costs associated with the transformation of the utility business formerly owned by Montana Power from a vertically integrated electric service company to a utility providing only default supply and transmission and distribution services. The PSC is also obligated to set a competitive transition charge to be included in distribution rates to collect those net transition costs. The majority of these transition costs relate to out-of-market power purchase contracts, which run through 2032, that the Montana Power was required to enter into with certain Qualifying Facilities as established under the Public Utility Regulatory Policies Act of 1978. Montana Power estimated the pre-tax net present value of its transition costs to be approximately $304,700,000 in a filing with the PSC on October 29, 2001.

On January 31, 2002, the PSC approved a stipulation among Montana Power, NorthWestern and a number of other parties, which, among other things, conclusively established the pre-tax net present value of the transition costs relating to out-of-market power purchase contracts recoverable in rates to be approximately $244,700,000, or approximately $60,000,000 less than Montana Power estimated in its initial filing with the PSC. In addition, the stipulation set a fixed annual recovery for the transition costs beginning at $14,900,000 in the first year after implementation and increasing up to $25,600,000 in the fourth year and thereafter. Because the recovery stream as finalized by the stipulation is less than the total payments due under the out-of-market power purchase contracts, the difference must be mitigated or covered from other revenue sources. We estimate that the annual after tax differences will be approximately $1,900,000 in 2002, increasing to a high of approximately $13,200,000 in 201 7. The aggregate after tax amount of the differences over the 28-year life of these contracts would be approximately $193,500,000. Although we believe we have opportunities to mitigate the impact of these differences, we cannot assure you that we will be successful. To the extent we are unable to mitigate these differences, our net income and financial condition could be adversely affected.

On October 29, 2001, Montana Power filed with the PSC its default supply portfolio, containing a mix of long and short-term contracts from new and existing generators. We expect that the costs of the default supply portfolio and a competitive transition charge for out-of-market costs will increase residential electric rates in our service territories by approximately 20%. This filing seeks PSC review of the supply portfolio to establish that the contracts meet applicable prudency standards and to establish default supply rates for customers who have not chosen alternate suppliers during the transition period ending on June 30, 2007. The PSC has set a procedural schedule on the default supply portfolio and an order is expected in April 2002. If the PSC does not approve the default supply portfolio, we may be required to seek alternate sources of supply. The PSC could also disallow the recovery of the costs incurred in entering into the default supply portfolio if a determination is made that the contracts were not prudently entered into. A failure to recover such costs could adversely affect our net income and financial condition.

On June 27, 2001, the PSC issued an order, which, among other things, required that if Montana Power desired a power supply rate change at the end of its current rate moratorium in Montana on July 1, 2002, it was required to make a filing containing information that supports what rates would be if the regulatory system in place prior to deregulation remained intact.  Montana Power did not make a filing by the required date, but instead filed a motion for reconsideration with the PSC, which was subsequently denied. On September 6, 2001, Montana Power filed a complaint against the PSC in Montana state court in Helena, Montana disputing this order as having no basis under applicable law. We believe that approval by the PSC of cost recovery for the default supply portfolio discussed above will resolve this matter. We cannot predict the ultimate outcome of this matter or its potential effect on our financial position or results of operations.

  Our utility business is subject to extensive environmental regulations and potential environmental liabilities, which could result in significant costs and liabilities.

Our utility business is subject to extensive regulations imposed by federal, state and local government authorities in the ordinary course of day-to-day operations with regard to the environment, including environmental regulations relating to air and water quality, solid waste disposal and other environmental considerations. Many of these environmental laws and regulations create permit and license requirements and provide for substantial civil and criminal fines which, if imposed, could result in material costs or liabilities. We regularly monitor our operations to prevent adverse environmental impacts. We may be required to make significant expenditures in connection with the investigation and remediation of alleged or actual spills and the repair and upgrade of our facilities in order to meet future requirements under environmental laws. Most of our generating capacity is coal burning.

The U.S. Environmental Protection Agency, or the EPA, listed the Milltown Reservoir, which sits behind a hydroelectric dam we own, on its Superfund National Priority List in 1983 as a result of the collection of toxic heavy metals in the silts. The Atlantic Richfield Company, or ARCO, as successor to the Anaconda Company and a number of small mining companies, has been named as the Potentially Responsible Party, or PRP, with responsibility for completing the remedial investigation and feasibility studies and conducting site cleanup, under the EPA's direction.  Montana Power was not identified as a PRP because it is exempt from liability for cleanup by virtue of a special statutory exemption. By virtue of our acquisition of the utility business formerly held by Montana Power, including the dam, we succeeded to similar protection under this statutory exception. ARCO has argued that Montana Power should be considered a PRP and threatened to challenge its exempt status. The EPA ha s taken no position. ARCO and Montana Power entered into a settlement agreement to limit its, and now our, potential liability, costs and ongoing operating expenditures, provided that the EPA selects a remedy that leaves the dam and sediments in place in its final Record of Decision. The final Record of Decision is not expected to be issued until late 2002 or early 2003. Depending on the outcome of that decision, we may be required to defend our exempt position. We cannot assure you that we will not incur costs or liabilities associated with the Milltown Dam site in the future, some of which could be significant. We have established a $30,000,000 reserve primarily for liabilities related to the Milltown Dam and other environmental liabilities. To the extent we incur liabilities greater than our reserve, our financial condition and results of operations could be adversely affected.

  Our operating results may fluctuate on a seasonal and quarterly basis.

Our electric and gas utility business is a seasonal business, and weather patterns can have a material impact on operating performance. Because natural gas is heavily used for residential and commercial heating, the demand depends heavily upon weather patterns throughout our market areas, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Demand for electricity is often greater in the summer and winter months associated with cooling and heating.  Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. We expect that unusually mild winters and summers in the future will have an adverse effect on our results of operations and financial condition.

  Changes in commodity prices may increase our cost of producing and distributing electricity and distributing natural gas or decrease the amount we receive from selling electricity and natural gas, adversely affecting our financial performance and condition.

To the extent not covered by long-term fixed price purchase contracts, we are exposed to changes in the price and availability of coal because most of our generating capacity is coal-fired. Changes in the cost of coal and changes in the relationship between those costs and the market prices of power may affect our financial results. In addition, natural gas is a commodity, the market price of which can be subject to volatile changes in response to changes in the world crude oil market, refinery operations, supply or other market conditions. Because the rates at which we sell electricity and natural gas are set by state regulatory authorities, and because there may be delays in implementing price increases to propane customers, we may not be able to immediately pass on to our retail customers rapid increases in the wholesale cost of such commodities, which could reduce our profitability.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TRADING INSTRUMENTS

The derivative financial instruments that were used to manage commodity price risk are discussed above in "Risk Factors" in Note 1, "Summary of Significant Accounting Policies," in the "Derivative Financial Instruments" section, in Note 13, "Contingencies," in the "Long-Term Power Supply Agreements" section, and below in "Other-Than-Trading Instruments." Derivative financial instruments were not used in 2001 to hedge against exposure to fluctuations in interest rates or foreign currency exchange rates.

OTHER-THAN-TRADING INSTRUMENTS

  COMMODITY PRICE EXPOSURE

Qualifying Facilities

PURPA requires a public utility to purchase power from QFs at a rate equal to what it would pay to generate or purchase power. The electric utility has 15 long-term QF contracts with expiration terms ranging from 2003 through 2032 that require us to make payments for energy capacity and energy received at prices established by the PSC. Per the stipulation agreement resulting from our Tier II docket, the PSC authorized recovery of $244,711,000 of out-of-market QF costs, based on a projection of market prices through 2029. We will bear costs in excess of this amount through amounts established on a net present value basis at $121,000,000. For this amount, we have been authorized to retain $61,800,000 of the proceeds in excess of book value from the 1999 sale of electric generating assets related to this cost. In February 2002, we established a $60,000,000 liability on our books to reflect future costs that we agreed to bear responsibility for in a settlement of outstanding issues before the PSC.

Wholesale Transition Service Agreements

Montana Power also entered into two Wholesale Transition Service Agreements (WTSAs), effective December 17, 1999, with PPL Montana that we assumed and to which we are now a party. These agreements enable us to fulfill our obligation to supply electric energy until July 2002 to those customers who have not chosen another supplier. Both agreements set the price of electric energy at a Mid-Columbia (Mid-C) index, with a monthly floor and an annual cap, and thus limit our exposure to price fluctuations. Under both agreements, the annual cap is $22.25/MWh, which has been in effect for all of 2001 because wholesale electric energy prices in the Pacific Northwest have been higher than this amount.

For a discussion of the PSC's June 27, 2001 order stating that they continue to have jurisdiction over us as a fully integrated public utility, in spite of the December 17, 1999 sale of our electric generating facilities, and various energy-related proposals currently under consideration by the Montana Legislature regarding the supply and cost of electric energy in Montana, see Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generating Assets." We cannot predict the ultimate outcome of these matters or their potential effect on our combined financial position, results of operation, or cash flows.

Colstrip Unit 4

The leased share of Colstrip Unit 4 generation was sold in 2001 principally to DETM and Puget under agreements that expire at the same time as the initial term of our sale-leaseback agreement of Colstrip Unit 4. In December 1999, Montana Power agreed with the Los Angeles Department of Water & Power (LADWP) to terminate the 11 remaining years of the then-existing agreement, and entered into a new agreement to provide LADWP 111 MWs of capacity and energy from December 1999 to December 2010, at scheduled rates. We have assumed and are now a party to that agreement. We received $106,000,000 from the LADWP as consideration for the termination and establishment of the agreements, and LADWP immediately assigned the new agreement to DETM. The $106,000,000 reimbursed Montana Power for DETM's share of the fixed cost associated with the leased property and was recorded by Montana Power as deferred revenue, to be amortized over the life of the agreement. The scheduled rates of the new agreements with DETM an d Puget are based on an estimation of Colstrip Unit 4's variable costs over the life of the agreements.

These agreements expose us to commodity price risk in two ways:

  Because the DETM agreement has a capacity requirement, we may have to purchase electric energy at Mid-C market rates, when we cannot produce it ourselves, and the cost of these purchases could exceed our DETM sales revenues.
  Our variable costs – our operational and fuel costs – could exceed the revenues allowable under both the DETM and Puget rate schedules.

Based on the net present value of forecasted income discounted at our December 31, 2001 short-term borrowing rate of 3.615 percent, we estimate that the fair market value of these agreements would be a negative $45,200,000, which approximates the net liability recorded for our investment in Colstrip Unit 4 at December 31, 2001.

Large Industrial Customers

Several long-term electric energy supply agreements with large industrial customers expose us to commodity price risk, to the extent that a portion of the electric energy that we are required to sell to these customers at fixed rates is purchased at rates indexed to the Mid-C, which can be higher than the fixed sales rates. Montana Power considerably reduced the exposure to this risk and potential future losses by executing a buy-out, effective June 30, 2001, of one such agreement that represented 96 percent of the electric energy we were required to purchase to supply a large industrial customer. For additional information on the terms of the buy out, see Note 11, "Contingencies," in the "Long-Term Power Supply Agreements" section.

Default Supply

In its 2001 session, the Montana Legislature passed House Bill 474, which extends the transition period of electric deregulation in Montana from July 1, 2002 to July 1, 2007 and, therefore, Montana Power's, and now our, obligation as a default supplier through June 30, 2007. This law also provides for the complete recovery in rates of the default supplier's costs that are prudently incurred to supply electric energy. For more information about electric deregulation, see Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generating Assets" in the "Electric Deregulation" section.

Natural Gas Take-or-Pay Contracts

Montana Power entered into take-or-pay contracts with Montana natural gas producers to provide adequate supplies of natural gas for our utility customers. We have assumed and are a party to five of these contracts, with expirations between 2001 and 2006, most of which price natural gas on a variant of the Alberta Energy Company "C" Hub (AECO-C) index. Because we expect to recover the reasonable cost associated with these contracts in future rates, we do not believe that these contracts subject us to commodity price risk.

General

Some of the electric and natural gas agreements that we have assumed and to which we are a party have liquidated damage clauses that require the non-performing party to pay the other party the positive difference between the market and contract prices plus transportation and other fees. We believe that the possibility of non-performance is remote and, therefore, have not calculated its financial effect.

We expect to recover a portion of the QF contracts through electric rates with the balance mitigated or covered from other revenue sources, all reasonable costs associated with the WTSA contracts in the electric restructuring process, and the reasonable costs associated with the take-or-pay contracts through natural gas rates. Therefore, we do not expect these contracts to expose us to market risks related to commodity price fluctuations. However, recovery of the costs associated with these contracts is subject to regulatory lag or possible disallowance. For additional information, see Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generating Assets."

  INTEREST RATE RISK

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines instruments readily convertible to cash as "financial instruments." These financial instruments principally include our mandatorily redeemable preferred securities and long-term debt. At December 31, 2000 and 2001, we had long-term debt (including the portion due in one year) and mandatorily redeemable preferred securities, all accruing interest at fixed rates. These businesses were exposed to interest rate risk, in that a possible adverse change in interest rates could have resulted in a decrease of the fair value of these debt instruments. We did not use derivative financial instruments to manage our interest rate risk.

Assuming the fair values estimated for the SFAS No. 107 analysis and a hypothetical 10 percent adverse change in interest rates, we estimate that the potential loss at the December 31, 2001 fair values of the mandatorily redeemable preferred securities and long-term debt would be approximately $5,500,000 and $21,500,000, respectively. For more information about fair valuation, see Note 1, "Summary of Significant Accounting Policies," in the "Fair Value of Financial Instruments" section.

  FOREIGN CURRENCY EXPOSURE

Our foreign currency exposure is not material and resulted from our Canadian Montana Pipeline subsidiary.

  SUMMARY OF 2000 AND COMPARISON OF 2000 WITH 2001

In 2000, our utility businesses were exposed to commodity price risk in the following ways:

  A portion of the electric energy that was required to be sold in 2000 to large industrial customers at fixed rates was purchased at rates indexed to a wholesale market, which had been and continued to be higher than the fixed sales rate. Exposure to losses from these agreements was managed in 2000 with financial derivatives called "price swaps" and offsetting electric energy purchase and sales agreements.
  Colstrip Unit 4 faced the possibility that if it could not generate sufficient electric energy to meet its supply obligations, it would have to purchase electric energy at wholesale rates that could be higher than its scheduled sale rates; or that even with sufficient capacity, Colstrip Unit 4's operating and fuel costs could exceed the revenues allowable under its rate schedules.
  Contracts to sell some natural gas from storage were entered into in 2000 with a large industrial customer at a wholesale rate, which could have been higher than the historical costs of the storage gas. Exposure to potential losses from that sale were managed with a variable for fixed price swap agreement.

In 2001, the electric energy supply agreement with a large industrial customer was terminated, the natural gas sale from storage completed, and the related derivative instruments settled. Thus, our only exposure to commodity price risk at December 31, 2001, was with the QF contracts, wholesale transition agreements, Colstrip Unit 4, default supply, and natural gas take-or-pay contracts.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

 Page

Management's Responsibility for Financial Statements 29

Report of Independent Accountants 30

Combined Financial Statements:

Combined Statements of Income for the Years Ended

December 31, 2001, 2000, and 1999 31

Combined Balance Sheets as of December 31, 2001 and 2000 32

Combined Statements of Cash Flows for the Years Ended

December 31, 2001, 2000, and 1999 34

Combined Statements of Other Equity for the

Years Ended December 31, 2001, 2000, and 1999 36

Notes to Combined Financial Statements 37

Schedule II - Valuation and Qualifying Accounts and Reserves 72

Financial Statement Schedules not included in this Form 10-K have been omitted because they are inapplicable or the required information is shown in the Combined Financial Statements or in the Notes to the Combined Financial Statements.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of NorthWestern Energy, L.L.C. is responsible for the preparation and integrity of the combined financial statements of the Company. These financial statements have been prepared in accordance with generally accepted accounting principles, which are consistently applied, and appropriate in the circumstances. In preparing the financial statements, management makes appropriate estimates and judgements based upon available information. Management also prepared the other financial information in the annual report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

Management maintains systems of internal accounting control, which are adequate to provide reasonable assurance that the financial statements are accurate, in all material respects. The concept of reasonable assurance recognizes that there are inherent limitations in all systems of internal control in that the costs of such systems should not exceed the benefits to be derived. Management believes the Company's systems provide this appropriate balance.

The Company maintains an internal audit function that independently assesses the effectiveness of the systems and recommends possible improvements. PricewaterhouseCoopers LLP, the Company's independent accountants, also considered the systems in connection with its audit. Management has considered recommendations of the internal auditors and PricewaterhouseCoopers LLP concerning the systems and has taken cost-effective actions to respond appropriately to these recommendations.

The financial statements have been audited by PricewaterhouseCoopers LLP, which is responsible for conducting its examination in accordance with generally accepted auditing standards.

/s/ Jack D. Haffey	/s/ Ellen M. Senechal
Jack D. Haffey President	Ellen M. Senechal Vice President, Treasurer and Chief Financial Officer

Report of Independent Accountants

To the Board of Directors of

NorthWestern Corporation

In our opinion, the accompanying combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NorthWestern Energy, L.L.C. (the "Company"), formerly The Utility of The Montana Power Company, and related subsidiaries and business trusts, consisting of the utility operations of The Montana Power Company, Montana Power Capital I, Discovery Energy Solutions, Inc., Canadian-Montana Pipe Line Corporation, Montana Power Services Company, One Call Locators, Ltd., Montana Power Natural Gas Funding Trust and Colstrip Community Services Company, at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These combined financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the combined financial statements, the Company changed its method of accounting for derivative instruments as of January 1, 2001.

PricewaterhouseCoopers LLP

Portland, Oregon

February 22, 2002

NORTHWESTERN ENERGY, l.l.c.
COMBINED STATEMENT OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

REVENUES	$703,785	$676,053	$657,081

EXPENSES:
Operations and maintenance	507,768	433,699	301,908
Selling, general, and administrative	89,479	118,518	85,356
Taxes other than income taxes	53,070	55,616	67,898
Depreciation and amortization	56,725	54,123	69,694
	707,042	661,956	524,856

INCOME (LOSS) FROM OPERATIONS	(3,257)	14,097	132,225

INTEREST EXPENSE AND OTHER INCOME:
Interest	39,678	35,880	47,363
Distributions on company obligated mandatorily redeemable preferred securities of subsidiary trust	5,492	5,492	5,492
Other income - net	(1,355)	(14,481)	(2,567)
	43,815	26,891	50,288
INCOME (LOSS) BEFORE INCOME TAXES	(47,072)	(12,794)	81,937

INCOME TAX EXPENSE (BENEFIT)	(4,074)	(19,599)	13,895

NET INCOME (LOSS)	(42,998)	6,805	68,042

DIVIDENDS ON PREFERRED STOCK	3,770	3,690	3,690

NET INCOME (LOSS) AVAILABLE FOR LLC UNITS	$(46,768)	$3,115	$64,352

LLC UNITS OUTSTANDING	10	10	10

BASIC AND DILUTED EARNINGS (LOSS) PERLLC UNIT	$(4,677)	$312	$6,435

The accompanying notes are an integral part of these financial statements.

NORTHWESTERN ENERGY, l.l.c.
COMBINED BALANCE SHEET

ASSETS

	December 31,
	2001	2000
	(Thousands of Dollars)

CURRENT ASSETS:

Cash and cash equivalents	$7,510	$-
Accounts receivable:
Unrelated, net of allowances	78,842	135,424
Related	41,845	76,883
Notes receivable:
Unrelated	182	254
Related	-	50,863
Materials and supplies (principally at average cost)	10,760	11,287
Prepayments and other assets	37,857	48,513
Prepaid income taxes	25,492	11,050
Deferred income taxes	5,647	17,054
	208,135	351,328

PROPERTY PLANT AND EQUIPMENT:

Plant, less accumulated depreciation and amortization	1,091,235	1,089,329

OTHER ASSETS:

Intangibles	7,418	7,988
Investments	25,936	25,937
Regulatory assets related to income taxes	30,113	60,423
Regulatory assets - other	173,192	142,434
Other deferred charges	26,870	7,347
	263,529	244,129

TOTAL ASSETS	$1,562,899	$1,684,786

The accompanying notes are an integral part of these financial statements.

NORTHWESTERN ENERGY, l.l.c.
COMBINED BALANCE SHEET

LIABILITIES AND EQUITY

	December 31,
	2001	2000
	(Thousands of Dollars)

CURRENT LIABILITIES:

Accounts payable:
Unrelated	$24,823	$72,919
Related	39,983	77,487
Dividends payable	776	1,456
Other taxes payable	25,951	30,827
Regulatory liability - oil and natural gas sale	22,166	32,549
Short-term borrowing:
Unrelated	-	75,000
Related	24,811	49,372
Long-term debt due within one year	16,061	67,715
Interest accrued	7,580	5,895
Current portion of deferred revenue	13,361	12,649
Other current liabilities	35,468	49,754
	210,980	475,623

LONG-TERM LIABILITIES:

Deferred income taxes	49,333	81,004
Investment tax credits	12,718	13,163
Deferred revenue	28,025	42,381
Net proceeds from the generation sale	223,423	214,887
Other deferred credits	149,970	67,814
	463,469	419,249

LONG-TERM DEBT:

Long-term debt	442,680	309,463
Company obligated mandatorily redeemable preferred securities of subsidiary trust	65,000	65,000
	507,680	374,463

EQUITY:

Preferred stock	57,654	57,654
Other equity	323,116	357,797
	380,770	415,451

TOTAL LIABILITIES AND EQUITY	$1,562,899	$1,684,786

The accompanying notes are an integral part of these financial statements.

NORTHWESTERN ENERGY, l.l.c.
COMBINED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(42,998)	$6,805	$68,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,725	54,123	69,694
Deferred income taxes	9,601	(13,671)	(188,570)
Gains on sales of property and investments	-	-	(59)
Other noncash charges to net income – net	(7,190)	3,807	11,364
Changes in assets and liabilities:
Accounts and notes receivable - unrelated	56,654	(36,519)	62,183
Accounts and notes receivable - related	85,901	86,708	(131,293)
Income taxes payable	-	(115,784)	106,948
Prepaid income taxes	(14,442)	(11,050)	-
Accounts payable - unrelated	(48,096)	48,747	2,033
Accounts payable – relatedcompanies	(37,504)	(5,267)	50,720
Deferred revenue	(14,356)	(49,881)	92,262
Miscellaneous temporary investments	-	40,417	(40,417)
Shared proceeds – oil and natural gas sale	(10,383)	32,549	-
Generation asset sale – net proceeds	8,536	(4,839)	219,726
Other assets and liabilities – Net	33,244	19,664	24,213
Net cash provided by operating Activities	75,692	55,809	346,846

The accompanying notes are an integral part of these financial statements.

NORTHWESTERN ENERGY, l.l.c.
COMBINED STATEMENT OF CASH FLOWS (CONT.)

Year Ended December 31,
2001		2000	1999
(Thousands of Dollars)
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,288)	(77,867)	(79,575)
Proceeds from sales of property and investments	2,916	-	514,844
Investments in property	-	(1,091)	-
Advances to related companies	-	(99,000)	-
Additional investments	-	(1,433)	(345)
Net cash (used for) provided by investing activities	(56,372)	(179,391)	434,924

NET CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of The Montana Power Company treasury stock	-	(60,784)	(144,872)
Dividends from related companies	9,411	-	138,900
Issuance of The Montana Power Company common stock	467	2,384	357
Dividends paid	(3,690)	(67,053)	(90,902)
Issuance of long-term debt	149,272	36,990	23,074
Retirement of long-term debt	(67,709)	(305,365)	(145,201)
Net change in short-term borrowing – unrelated	(75,000)	75,000	-
Net change in short-term borrowing - related	(24,561)	(626)	(123,296)
Net cash used for financing activities	(11,810)	(319,454)	(341,940)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,510	(443,036)	439,830
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	443,036	3,206
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,510	$-	$443,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes, net of refunds	$93,405	$132,944	$126,514
Interest	41,104	44,419	56,356

The accompanying notes are an integral part of these financial statements.

NORTHWESTERN ENERGY, l.l.c.
COMBINED STATEMENT OF OTHER EQUITY

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

Other equity at beginning of period	$357,797	$574,050	$602,493

Comprehensive income (loss):
Net income (loss)	(42,998)	6,805	68,042
Other comprehensive income (loss):
SFAS No. 133 cumulative transition adjustment	11,304	-	-
Unrealized loss on derivative transactionsinstruments	(4,104)	-	-
Realized gain on derivative transactions transferred to incomeinstruments	(7,200)	-	-
Loss on benefit restoration plan	(298)	(1,710)
Foreign currency translation adjustments	(112)	15	63
	(43,408)	5,110	68,105

Equity:
Issuance of The Montana Power Company common stock	467	2,384	357
Reacquisition of The Montana Power Company common stock	-	(60,784)	(144,872)
Dividends on The Montana Power Company common stock	-	(62,426)	(88,155)
Dividends on The Montana Power Company preferred stock	(3,770)	(3,690)	(3,690)
Distributions on unallocated stock held by trustee for retirement savings plan	4,465	3,174	2,897
Equity transfers and distributions	9,411	(99,000)	138,900
Other	(1,846)	(1,021)	(1,985)
	8,727	(221,363)	(96,548)

Other equity at end of period	$323,116	$357,797	$574,050

The accompanying notes are an integral part of these financial statements.

NOTES TO THE COMBINED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES of combination

The combined financial statements of NorthWestern Energy, L.L.C. (NorthWestern Energy), formerly The Montana Power, L.L.C., include the electric and natural gas utility operations acquired from The Montana Power Company (Montana Power) on February 13, 2002, and its wholly owned subsidiaries Canadian-Montana Pipe Line Corporation, Montana Power Capital I, Montana Power Natural Gas Funding Trust, Colstrip Community Services Company, One Call Locators, Ltd., Discovery Energy Solutions, Inc., and Montana Power Services Company. All intercompany transactions and balances have been eliminated in the combination of these entities. These entities are being combined because they represent the entities that are wholly owned by NorthWestern Energy as of February 15, 2002, and included in the sale to NorthWestern discussed below. Prior to the February 15, 2002 sale, the electric and natural gas utility and these entities were commonly owned and controlled by Montana Power.

Unless otherwise stated, when we use the terms "we," "us," or "our" in this financial presentation, we mean NorthWestern Energy and its wholly owned subsidiaries.  However, we had no assets or operations until our acquisition of the electric and natural gas utility business from Montana Power on February 13, 2002, so use of the terms "we," "us," or "our" with respect to all statements regarding historical facts or actions and events existing as of or occurring before February 13, 2002 means the electric and natural gas utility assets and operations of Montana Power, including certain of its divisions and subsidiaries.  Use of the terms "we," "us," or "our" in this financial presentation does not include the company formerly known as Montana Power, which existed as a separate entity before February 13, 2002 and included the electric and natural gas utility to gether with other businesses, assets and liabilities that we did not acquire, or Touch America, which is the successor to the assets and businesses of Montana Power that we did not acquire and is now the publicly held company instead of Montana Power. Where applicable, we have identified Montana Power as the separate legal entity that operated or took action with respect to our electric and natural gas utility and other assets and liabilities.

  THE MONTANA POWERNOrthwestern energy, L.L.C.

On September 29, 2000, TMPCMontana Power and Touch America Holdings, our former parent company, entered into a Unit Purchase Agreement with NorthWestern Corporation (NorthWestern), a South Dakota-based energy company, to sell all of our membership interests. MPLLCWe hold – among other assets, liabilities, commitments, and contingencies – primarily an electric and natural gas utility business.

After receiving approval of its shareholders and regulatory approvals from FERC and the PSC, on February 15, 2002, Montana Power sold the utility operations to NorthWestern for $602,000,000 in cash and the assumption of $488,000,000 of its debt.

  BASIS OF ACCOUNTING

Our accounting policies conform with generally accepted accounting principles. With respect to our utility operations, these policies are in accordance with the accounting requirements and ratemaking practices of applicable regulatory authorities.

  USE OF ESTIMATES

Preparing financial statements requires the use of estimates based on available information. Actual results may differ from our accounting estimates as new events occur or we obtain additional information.

  CASH AND CASH EQUIVALENTS AND TEMPORARY cash INVESTMENTS

We consider all liquid investments with original maturities of three months or less to be cash equivalents, and investments with original maturities over three months and up to one year as temporary investments. We had no temporary investments at December 31, 2001 or December 31, 2000.

  ACCOUNTS RECEIVABLE unrelated

Accounts receivable are presented net of allowances for doubtful accounts of $1,224,000 in 2001 and $1,164,000 in 2000.

  PROPERTY, PLANT, AND EQUIPMENT

The following table provides year-end balances of the major classifications of our property, plant, and equipment, which are recorded at cost:

	December 31,
	2001	2000
	(Thousands of Dollars)
UTILITY PLANT:
Electric:
Generation (including our share of jointly owned)	$53,922	$54,477
Transmission	414,886	412,885
Distribution	629,296	604,070
Other	136,740	135,477

Natural Gas:
Production and storage	72,616	71,681
Transmission	173,751	167,416
Distribution	154,451	151,039
Other	38,882	39,841

Other	6,203	6,265

Total Utility	1,680,747	1,643,151
Less: Accumulated depreciation and amortization	589,512	553,822
Total Property, Plant, and Equipment, net of accumulated depreciation and amortization	$1,091,235	$1,089,329

We capitalize the cost of plant additions and replacements, including an allowance for funds used during construction (AFUDC) of utility plant. We determine the rate used to compute AFUDC in accordance with a formula established by FERC. This rate averaged 6.1 percent for 2001, 8.6 percent for 2000, and 7.1 percent for 1999.

We charge costs of utility depreciable units of property retired, plus costs of removal less salvage, to accumulated depreciation and recognize no gain or loss. We charge maintenance and repairs of plant and property, as well as replacements and renewals of items determined to be less than established units of plant, to operating expenses.

Included in the plant classifications are utility plant under construction in the amounts of $13,493,000 and $2,637,000 for 2001 and 2000, respectively.

We record provisions for depreciation at amounts substantially equivalent to calculations made on a straight-line method by applying various rates based on useful lives of properties determined from engineering studies. As a percentage of the depreciable utility plant at the beginning of the year, our provision for depreciation of utility plant was approximately 3.4 percent for 2001, 3.5 percent for 2000, and 3.0 percent for 1999.

  JOINTLY OWNED ELECTRIC PLANT

Prior to the December 17, 1999 sale of the electric generating assets discussed in Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generating Assets," we were a joint-owner of Colstrip Units 1, 2, and 3. We owned 50 percent of Units 1 and 2 and 30 percent of Unit 3. We continue to own a leasehold interest in 30 percent of Colstrip Unit 4. We also own an approximate 30-percent interest in the transmission facilities serving these units. At December 31, 2001, our investment in these facilities was $132,331,000 and the related accumulated depreciation was $48,103,000.

Each joint-owner provides its own financing. Our share of direct expenses associated with the operation and maintenance of these joint facilities, including Colstrip Units 1, 2, and 3 through December 17, 1999, is included in the corresponding operating expenses in the Combined Statement of Income.

  REVENUE AND EXPENSE RECOGNITION

We record operating revenues monthly on the basis of consumption or services rendered. To match revenues with associated expenses, we accrue unbilled revenues for electric and natural gas services delivered to customers but not yet billed at month-end.

The Emerging Issues Task Force (EITF) Issue No. 98-10 requires that energy contracts entered into under "trading activities" be marked to market with the gains or losses shown net in the income statement. EITF 98-10 became effective for fiscal years beginning after December 15, 1998. We adopted EITF 98-10 as of January 1, 1999, and accordingly mark to market energy contracts that qualify as "trading activities." The cumulative effect of adopting EITF 98-10 had no material effect on our combined financial position, results of operations, or cash flows.

  Intangibles

Intangibles at December 31, 2001 and 2000 consisted of $8,559,000 of goodwill. The associated accumulated amortization was $1,141,000 and $571,000 at December 31, 2001 and December 31, 2000, respectively. The excess of the January 2000 purchase price over the net assets of One Call Locators, Ltd., was recorded as goodwill. See Note 13, "New Accounting Pronouncements," for information regarding the implementation of SFAS No. 142, "Goodwill and Other Intangibles."

  REGULATORY ASSETS AND LIABILITIES

For our regulated operations, we follow SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Pursuant to this pronouncement, certain expenses and credits, normally reflected in income as incurred, are recognized when included in rates and recovered from or refunded to the customers. Accordingly, we have recorded the following major classifications of regulatory assets and liabilities that will be recognized in expenses and revenues in future periods when the matching revenues are collected or refunded.

	December 31,
	2001		2000
	Assets	Liabilities	Assets	Liabilities
	(Thousands of Dollars)
Income Taxes	$27,280	$-	$58,452	$-
Colstrip Unit 3 carrying charge	38,337	-	38,337	-
Conservation programs	27,956	-	27,956	-
Competitive transition charges (CTCs)	47,487	-	50,965	-
Generation net proceeds in excess of book value	-	223,423	-	214,887
Proceeds from oil and natural gas sale	-	33,426	-	32,549
Investment tax credits	-	12,718	-	13,163
Other	76,402	29,555	40,384	18,816
Subtotal	217,462	299,122	216,094	279,415
Less:
Current portions	14,157	24,596	13,237	34,979
Total	$203,305	$274,526	$202,857	$244,436

Income taxes reflect the effects of temporary differences that we will recover in future rates. In August 1985, the PSC issued an order allowing us to recover deferred carrying charges and depreciation expenses over the remaining life of Colstrip Unit 3. These recoveries compensated us for unrecovered costs of our investment for the period from January 10, 1984 to August 29, 1985, when we placed the plant in service. We were amortizing this asset to expense and recovering in rates $1,831,000 per year. Conservation programs represent our Demand Side Management programs, which are in rate base and which we were amortizing to income over a 10-year period. We are recovering the CTCs, which relate to natural gas properties that we removed from regulation on November 1, 1997, through rates over 15 years. Investment tax credits and account balances included in "Other" represent items that we are amortizing currently or are subject to future regulatory confirmation. For information regarding the proceeds from the oil and natural gas sale, see Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generating Assets," under the "Natural Gas Rates" section.

Regulatory assets and liabilities related to the generation assets formerly owned by Montana Power were included in its filing with the PSC to address stranded costs. These amounts offset the gain realized on the sale of the generation assets in the determination of net stranded costs. Amortization of these assets stopped in February 2000 when they were removed from rates. For further information on the effects of the sale of our electric generating assets, see Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generating Assets."

  STORM DAMAGE AND ENVIRONMENTAL REMEDIATION COSTS

When losses from costs of storm damage and environmental remediation obligations for our utility operations are probable and reasonably estimable, we charge these costs against established, approved operating reserves. The reserves' balance was approximately $8,881,000 at December 31, 2001 and approximately $11,080,000 at December 31, 2000. We have included these reserves on the Combined Balance Sheet in "Other current liabilities."

  INCOME TAXES

Prior to the February 15, 2002 sale of our utility operations to NorthWestern, we were included in a consolidated United States income tax return filed by Montana Power. Montana Power allocates consolidated United States income taxes to utility and nonutility operations as if Montana Power filed separate United States income tax returns for each operation. Any differences between taxes calculated on a stand-alone basis and total taxes on a consolidated basis were recognized by Montana Power. We defer income taxes to provide for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. For further information on income taxes, see "Regulatory Assets and Liabilities" mentioned above and Note 4, "Income Tax Expense."

  DEFERRED REVENUES

We defer revenues to account for the timing differences between cash received and revenues earned and reflect these amounts on the Combined Balance Sheet in "Deferred revenue." We reflect the current portion of these amounts in "Other current liabilities" on the Combined Balance Sheet. We are recognizing a prepayment received in December 1999 from the Los Angeles Department of Water and Power in revenues over the original term of the agreement, approximately 11 years.

  OTHER INCOME – NET

The following table provides the components of other income – net:
	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

Interest income	$(2,699)	$(14,547)	$(3,686)
Other	1,344	66	1,119
	$(1,355)	$(14,481)	$(2,567)

Other includes gains and losses from the disposition of assets, income and expenses from non-regulated activities, and various other items.

  ASSET IMPAIRMENT

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we periodically review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset.

  COMPREHENSIVE INCOME

Comprehensive income consists of net income (loss) and other comprehensive income (loss). For the years ended December 31, 2001 and 2000, other comprehensive loss consisted of marked to market adjustments related to derivative financial instruments, loss on a benefit restoration plan, and foreign currency translation adjustments of the assets and liabilities of Canadian-Montana Pipe Line Corporation (CMP). These amounted to a decrease to other equity of approximately $410,000 and $1,695,000, respectively. For the year ended December 31, 1999, our only item of other comprehensive income was foreign currency translation adjustments related to CMP amounting to approximately $63,000.

The accumulated balance of other comprehensive income (loss) at December 31, 2001 and 2000, was $2,086,000 and $1,676,000, respectively.

  DERIVATIVE FINANCIAL INSTRUMENTS

Electric Swap Agreements

Long-term power supply agreements, primarily one with a large industrial customer, exposed us to commodity price risk. We were exposed to this risk to the extent that a portion of the electric energy we were required to sell to our industrial customers at fixed rates was purchased at prices indexed to a wholesale electric market, which can be higher than the fixed sales rate that we received pursuant to our power supply agreements. We mitigated our exposure to losses on these agreements with financial derivative instruments called "price swaps" and offsetting electric energy purchase and sales agreements.

We are party to a price swap agreement that Montana Power entered into in June 1998 with one of our industrial customers that converts 43 MWs of the Mid-Columbia (Mid-C) index price of our supply agreement with that customer to a fixed price through May 2001. In fiscal year 2000, Montana Power also entered into another price swap with a counterparty that effectively hedged 35 MWs of the anticipated market-based purchases to supply that agreement through March 2001.

Prior to fiscal year 2001, in accordance with the provisions of SFAS No. 80, "Accounting for Futures Contracts," we recognized gains and losses from the financial swaps in the same period in which we recognized the sales and related purchases under that agreement. For fiscal year 2000, we recognized a net gain of approximately $16,000,000 from these financial swaps and losses of approximately $32,200,000 from supplying large industrial customers. For more specific information about the commodity price risk that we face as a result of our long-term power supply agreements, see Note 11, "Contingencies," in the "Long-Term Power Supply Agreements" section.

An estimate of the fair market value of the swaps based on the Mid-C forward prices as of December 29, 2000 aggregated a gain of approximately $21,800,000 as of December 31, 2000, which would offset approximately 40 percent of the expected losses on the above power supply agreements.

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Transactions and Hedging Activities." These pronouncements expand the definition of a derivative and require that all derivative instruments be recorded as assets or liabilities on an entity's balance sheet at fair value. Accounting for gains and losses resulting from changes in the fair value of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting.

At January 1, 2001, price swap agreements to which we are a party hedged our exposure to variability in expected cash flows attributable to commodity price risk. Specifically, long-term power supply agreements, primarily one with a large industrial customer, expose us to that risk, to the extent that a portion of the electric energy we are required to sell to our industrial customers at fixed rates is purchased at prices indexed to the Mid-C wholesale electric market, which can be higher than the fixed sales rates. Another agreement to sell 1,760,000 dekatherms of natural gas storage at a monthly price based on the Alberta Energy Company "C" Hub (AECO-C) index, from October 2000 to March 2001, exposed us to adverse fluctuation in that market price index. In accordance with the provisions of SFAS No. 133, we marked to market at January 1, 2001 our price swap agreements hedging these forecasted electric energy and natural gas sales, with a corresponding credit entry to "Other comprehensive income" for approximately $11,300,000 after income taxes. That entry represented our cumulative transition adjustment in adopting SFAS No. 133, and is reflected in the Combined Statement of Other Equity in 2001.

For the first seven months of 2001, we were exposed to commodity price risk because a portion of the electric energy we were required to sell at fixed rates to industrial customers was purchased at prices indexed to a wholesale electric market, which could be and was higher than the fixed sales rate.  We used derivative financial instruments called "price swaps" and offsetting electric energy purchase and sales agreements to hedge our exposure to losses on these power supply agreements with large industrial customers.

For the year ended December 31, 2001, the electric energy sales resulted in an after-tax loss of $25,300,000, and the price swaps hedging those sales in an after-tax gain of approximately $7,200,000.  At December 31, 2001, we did not have agreements to purchase electric energy for sales to industrial customers or power marketers, nor did we have financial derivative agreements to hedge such transactions.

Natural Gas Utility Swaps

By drilling wells and adding compression at our Cobb storage reservoir, we were able to sell natural gas that had been held in reserve to provide firm storage deliverability to our customers. Montana Power had contracted to sell, from October 2000 through March 2001, 1,760,000 dekatherms from that reservoir at a monthly price based on the Alberta Energy Company "C" Hub (AECO-C) index. To reduce the exposure to fluctuations of the market index price, Montana Power entered into a swap agreement with a counterparty that effectively converted that index price to a fixed price for 903,000 dekatherms associated with these sales from December 2000 through February 2001.

For December 2000, we recognized a loss of approximately $300,000 on the swap and a profit of approximately $1,200,000 on the sale of the Cobb storage natural gas. Based on the AECO-C forward prices at December 29, 2000, we estimated a loss of approximately $3,000,000 on the swap to offset profits of $4,900,000 on the sale through February 2001. We deferred the net profit of these transactions in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," and will recognize this amount in income as amounts are reflected in rates.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Thousands of Dollars)
ASSETS:
Investments	$ 25,936	$ 25,936	$ 25,901	$ 25,901

LIABILITIES:
Company obligated mandatorily redeemable preferred securities	$65,000	$60,450	$65,000	$65,000
Long-term debt (including due within one year)	458,741	454,534	377,179	377,563

The following methods and assumptions were used to estimate fair value:

  Investments - The carrying value of most of the investments approximates fair value as they have short maturities or the carrying value equals their cash surrender value. The investments consist mainly of the cash value of insurance policies associated with an unfunded, nonqualified benefit plan for senior management, executives, and directors and funds deposited with the trustee of our securitization bonds discussed in Note 8, "Long-Term Debt."

  Mandatorily redeemable preferred securities and long-term debt - The fair value was estimated using quoted market rates for the same or similar instruments. Where quotes were not available, fair value was estimated by discounting expected future cash flows using year-end incremental borrowing rates.

NOTE 2 –DEREGULATION, REGULATORY MATTERS, AND 1999 SALE OF ELECTRIC GENERATING ASSETS

  Deregulation

The electric and natural gas utility businesses in Montana are transitioning to a competitive market in which commodity energy products and related services are sold directly to wholesale and retail customers.

Electric

Montana's Electric Utility Industry Restructuring and Customer Choice Act (Electric Act), passed in 1997, provides that all customers will be able to choose their electric supplier by July 1, 2002, with our electric utility acting as default supplier through the transition period. As default supplier, we are obligated to continue to supply electric energy to customers in our service territory who have not chosen, or have not had an opportunity to choose, other power suppliers during the transition period. This obligation requires us to develop an energy supply portfolio to meet these customers' electric needs. Buyback contracts with PPL Montana, LLC (PPL Montana), the purchaser of our former electric generating assets, allow us to purchase power necessary to serve these customers through the transition period ending June 30, 2002.

In its 2001 session, the Montana Legislature passed House Bill 474 (HB 474), which extends the transition period through June 30, 2007. This law also provides for the use of a cost-recovery mechanism that ensures all prudently incurred electric energy supply costs of the default supplier are fully recoverable in rates. Initiative 117, which if passed would repeal HB 474, has been approved for inclusion on the November 2002 ballot in Montana. In the event that HB 474 is repealed, Montana Law would continue the transition period through at least June 30, 2007, and provide full cost recovery.

On October 29, 2001, Montana Power filed with the PSC the default supply portfolio, containing a mix of long and short-term contracts that were negotiated in order to provide electricity to default supply customers. This filing seeks approval of the default supply portfolio contracts and establishment of default supply rates for customers who have not chosen alternative suppliers by July 1, 2002. We expect that the costs of the supply portfolio and a competitive transition charge for out-of-market QF costs, as discussed below, will increase residential electric rates by approximately 20 percent beginning July 1, 2002. As discussed below, this will be offset for one year by a credit that reduces the increase to 12.8 percent. If the PSC does not approve the default supply portfolio, we may be required to seek alternative sources of supply. While we believe that we have met our default supply obligations prudently, the PSC could also disallow the recovery of costs incurred in enteri ng into the default supply portfolio if a determination is made that the contracts were not entered into prudently.

On that same day, Montana Power submitted an updated Tier II filing with the PSC, addressing the recovery of transition costs of generation assets and other power-purchase contracts, generation-related regulatory asset transition costs, and transition costs associated with the out-of-market QF power-purchase contract costs. Previously, Montana Power initiated litigation in Montana District Court in Butte to address the ability to use tracking mechanisms to ensure fair and accurate recovery of these costs. Although the District Court ruled that the PSC must allow tracking mechanisms in the transition plan proposal, the Montana Supreme Court reversed this decision on appeal by the PSC and the Large Customer Group, which consists of various large industrial customers. Together with NorthWestern, the Montana Consumer Counsel, Commercial Energy and the Large Customer Group, on December 28, 2001, Montana Power submitted to the PSC an agreed upon stipulation settling the transition cost recovery in the Tier II filing and approving the sale to NorthWestern. The stipulation calls for Montana Power, through Touch America, and NorthWestern to establish a $30,000,000 account that will be used to provide a credit for our electric distribution customers. The credit will be provided over a one year period to customers on a per kilowatt-hour (Kwh) basis beginning on July 1, 2002, when our current below market energy supply contract expires. The credit will reduce a projected 20 percent increase in electric rates at that time to about 12.8 percent for the next 12 months. The stipulation also states that customers shall have no obligation to pay any transition costs accrued under or relating to the accounting orders issued by the PSC. These accrued transition costs through December 31, 2001, amount to $23,000,000. Another portion of the stipulation establishes the net present value (NPV) of out-of-market QF transition costs at $244,711,065, a reduction of $60,000,000, from the NPV presented in our October 29, 2 001 filing. The effects of the stipulation were contingent upon the approval of the PSC and the consummation of the sale. On January 31, 2002, the PSC unanimously approved the stipulation.

Natural Gas

Montana's Natural Gas Utility Restructuring and Customer Choice Act, also passed in 1997, provides that a natural gas utility may voluntarily offer its customers choice of natural gas suppliers and provide open access. We have opened access on our gas transmission and distribution systems, and all of our natural gas customers have the opportunity of gas supply choice.

  Regulatory Matters

The PSC regulates our transmission and distribution services and approves the rates that we charge for these services, while FERC regulates our transmission services and our remaining generation operations. Current regulatory issues are discussed below.

Sale of the Utility Business

Together with NorthWestern, Montana Power filed joint applications with FERC on December 20, 2000, and with the PSC on January 11, 2001, seeking approval of the sale of the utility business formerly held by Montana Power to NorthWestern. FERC issued its approval on February 20, 2001. The PSC issued an order in June 2001 denying the joint application, claiming that insufficient information had been provided for it to fully evaluate whether the transaction is in the public interest. The PSC itemized additional information that must be provided before processing of the case could continue. Montana Power re-filed the joint application with the PSC in August 2001 and the PSC established a procedural schedule setting January 31, 2002 as the date for issuance of an order. As discussed above, together with NorthWestern, the Montana Consumer Counsel, Commercial Energy, and the Large Customer Group, on December 28, 2001, Montana Power submitted to the PSC an agreed-upon stipulation relating to the Tier II filing and the approval of the sale to NorthWestern Corporation. On January 31, 2002, the PSC unanimously approved the stipulation. The stipulation and the following PSC Order recognized that NorthWestern sufficiently demonstrated its capability to assume responsibility for the utility operations and will continue to be fit, willing and able provider of adequate service and facilities at just and reasonable rates. The utility business was sold to NorthWestern on February 15, 2002. For accounting convenience, due to the burden of a mid-month closing, both parties agreed to an effective date for the sale as of the opening of business on February 1, 2002.

Pending Transmission Asset Sale

In accordance with our Asset Purchase Agreement with PPL Montana, we expect to sell our portion of the 500-kilovolt transmission system associated with Colstrip Units 1, 2, and 3 for $97,100,000, subject to the receipt of required regulatory approvals. We expect this transaction to close in 2002.

PSC

Electric Rates

In August 2000, Montana Power filed a combined request for increased electric and natural gas rates with the PSC, requesting increased annual electric transmission and distribution revenues of approximately $38,500,000, with a proposed interim annual increase of approximately $24,900,000. On November 28, 2000, the PSC granted Montana Power an interim electric rate increase of approximately $14,500,000, with hearings on this submission beginning in January 2001. On May 8, 2001, Montana Power received a final order from the PSC resulting in an annual delivery service revenue adjustment of $16,000,000, including the $14,500,000 interim increase granted on November 28, 2000.

On June 27, 2001, the PSC issued an order stating that they continue to have jurisdiction over the utility business as a fully integrated public utility, in spite of the December 17, 1999 sale of our electric generating facilities. The order requires that, if we desire a power supply rate change at the end of the rate moratorium on July 1, 2002, we must make a filing containing information that supports what rates would be if the regulatory system in place prior to deregulation remained intact. Montana Power filed a motion for reconsideration with the PSC, which was subsequently denied. Montana Power has since filed a complaint against the PSC in Montana State District Court in Helena, disputing this order. We cannot predict the ultimate outcome of this matter or its potential effect on our financial position or results of operation.

Natural Gas Rates

As discussed above, in August 2000, Montana Power filed a combined request for increased natural gas and electric rates with the PSC. Montana Power requested increased annual natural gas revenues of approximately $12,000,000, with a proposed interim annual increase of approximately $6,000,000. On November 28, 2000, the PSC granted Montana Power an interim natural gas rate increase of approximately $5,300,000. On May 8, 2001, Montana Power received a final order from the PSC resulting in an annual delivery and gas storage service revenue increase of $4,300,000. Because the amount established in the final order was less than the interim order, Montana Power began including a credit for the difference collected from November 2000 through May 2001, with interest, in customers' bills over a six-month period starting October 1, 2001.

In January 2001, Montana Power submitted to the PSC an Annual Gas Cost Tracker requesting an increase of approximately $51,000,000. At that time, Montana Power also submitted a Compliance Filing for a credit of approximately $32,500,000 associated with a sharing of the proceeds from the sale of gathering and production properties previously included in the natural gas utility's rate base. As a result, effective February 1, 2001, Montana Power began collecting a net amount of approximately $18,500,000 in revenues over a one-year period. In September 2001, after all testimony addressing the amount of sharing had been filed with the PSC, Montana Power reached an agreement with intervening parties to increase the amount of the credit to approximately $56,300,000. This $23,800,000 increase, along with approximately $5,300,000 in interest from the date of sale, was charged to expense during 2001 and will be credited to customers' bills over a two-year period beginning January 1, 2002.

On December 7, 2001, Montana Power filed our Annual Gas Cost Tracker request with the PSC for the tracking year beginning November 1, 2001.

FERC

Through a filing with FERC in April 2000, we are seeking recovery of transition costs associated with serving two wholesale electric cooperatives. A FERC decision on this filing, which corresponds with our transition-costs recovery proceedings with the PSC in Montana, has been on hold pending a PSC Tier II order. On January 31, 2002, the Montana PSC approved a stipulation settling transition cost recovery for retail customers in Montana. Discussions with the wholesale electric cooperatives involved in the FERC filing are expected to resume in the near future.

  1999 SALE OF ELECTRIC GENERATING ASSETS

Assets Sold

On December 17, 1999, in accordance with the Asset Purchase Agreement entered into with PPL Montana, Montana Power sold substantially all of our electric generating assets and related contracts. Montana Power also sold an immaterial amount of associated transmission assets, totaling less than 40 miles. The asset sale did not include the Milltown Dam near Missoula, Montana (gross capacity of approximately 3 MWs) or any of our QF purchase-power contracts. It also did not include our leased share of the Colstrip Unit 4 generation or transmission assets.

As expected, the sale of our electric generating assets in December 1999 reduced the utility's net income for 2000. Utility revenues decreased because of discontinued off-system revenues that related to the electric generating assets sold. In addition, we no longer earn a return on our shareholders' investment in the electric generating assets. Before the sale, revenues covered the costs of operating the generating plants, taxes and interest, and earned a return on our shareholders' investment. Since the sale, we continue to bill our core customers for energy supply, but now these revenues recover the costs of the power that we purchase to serve these customers. The energy that we formerly generated and sold to core customers is now purchased pursuant to buyback contracts. The maximum price that we pay for power in the buyback contracts, $22.25/MWh, represents our net fully allocated supply costs of service in current rates, replacing operations and maintenance expense, property tax expense, deprecia tion expense, and return on investment associated with the electric generating assets.

In the sale of these assets, Montana Power generally retained all pre-closing obligations, and the purchaser generally assumed all post-closing obligations. However, with respect to environmental liabilities, the purchaser assumed all pre-closing (with certain limited exceptions) and post-closing environmental liabilities associated with the purchased assets.

While the purchaser assumed pre-closing environmental liabilities, Montana Power agreed to indemnify the purchaser from these pre-closing environmental liabilities, including a limited indemnity obligation for losses arising from required remediation of pre-closing environmental conditions, whether known or unknown at the closing, limited to:

  50 percent of the loss. (Our share of this indemnity obligation at the Colstrip Project is limited to our pro-rata share of this 50 percent based on our pre-sale ownership share.)
  A two-year period after closing for unknown conditions. The indemnity for required remediation of pre-closing conditions known at the time of the closing continues indefinitely.
  An aggregate amount no greater than 10 percent of the purchase price paid for the assets.

Montana Power has received claim notices related to this indemnity obligation. Based on available information, we do not expect this indemnity claim on the indemnity obligation to have a material adverse effect on our combined financial position, results of operations, or cash flows.

Cash Proceeds

At December 31, 1999, we recorded a regulatory liability and related deferred income tax to reflect the generation sale proceeds in excess of book value. The Montana PowerCompany's liability, which was determined in the Tier II docket, is approximately $250,000,000 before income taxes. This liability represents a deferral of the gain on the generation sale and nothing has been reflected in the Statement of Income.

As part of our Tier II filing, we deducted from the regulatory liabilities approximately $15,000,000 of other after-tax generation-related transition costs and approximately $65,600,000 of regulatory asset transition costs. The other generation-related transition costs consist mainly of environmental costs and costs to retire debt. The regulatory asset transition costs consist mainly of capitalized conservation costs and carrying charges associated with Colstrip Unit 3.

Montana Power used a portion of the net cash proceeds received (excluding the proceeds in excess of book value) to purchase treasury shares of TMPCits common stock, to reduce debt, and to fund projects involving expansion of Touch America, a wholly owned subsidiary of TMPCMontana Power.

Effect on 1999 Earnings

The asset sale affected positively our electric utility's 1999 earnings through the reversal of approximately $3,000,000 (after taxes) in interest expense recorded in prior years relating to Kerr Project liabilities and through recognition of approximately $10,000,000 in Investment Tax Credits.

NOTE 3 – RELATED PARTY TRANSACTIONS

  Coal purchases and Transportation

We purchased significant quantities of coal from Western Energy, which was a subsidiary of Montana Power through April 2001, under two long-term purchase coal contracts. Montana Power also had a long-term contract with Western Energy to transport some of this coal. Purchases under these contracts were $3,456,000, $10,372,000, and $39,729,000 for the years ending December 31, 2001, 2000, and 1999, respectively. As a result of the December 1999 sale of substantially all of our electric generating assets, long-term coal purchase contracts associated with Colstrip Units 1, 2, and 3 were transferred to PPL Montana.

  sales of electRicity

We sold electric energy to Western Energy primarily for use in the operations of their Rosebud mine in Colstrip, Montana. Prior to the April 30, 2001 sale of Montana Power's former coal operations, these related sales amounted to approximately $1,100,000 for the year ended December 31, 2001, and approximately $3,300,000 per year for the years ended December 31, 2000 and 1999.

  Oil and Natural Gas purchases

We purchased natural gas through October 2000 from MP Gas, Montana Power's former subsidiary. Total purchases from MP Gas were $11,561,000 and $16,651,000 for the years ending December 31, 2000 and 1999, respectively.

  MPT&M Electric sales

Prior to the December 1999 electric generating asset sale, we sold excess electric energy to The Montana Power Trading & Marketing Company (MPT&M). MPT&M then sold the excess energy in the secondary markets. Sales were approximately $59,200,000 for the year ended December 31, 1999.

  interest income & Expense

During 2001, 2000, and 1999, we earned approximately $1,576,000, $2,639,000, and $1,547,000, respectively, of interest income from outstanding notes receivable with Montana Power's nonutility subsidiaries. We also incurred interest expense of approximately $2,063,000, $2,748,000, and $7,014,000 for the same periods from outstanding notes payable with Montana Power's nonutility subsidiaries.

  receivables and payables

Related party receivables primarily result from either services we provide to, or payments we make on behalf of, Montana Power's nonutility subsidiaries. Related party payables primarily result from services that we receive from Montana Power's nonutility subsidiaries.

	December 31,
	2001	2000
	(Thousands of Dollars)

Accounts receivable:
Entech	$439	$17,030
Telecommunications	41,406	39,065
Oil and Gas	-	-
Coal	-	20,343
Continental Energy Services	-	445
	$41,845	$76,883
Notes receivable:
Entech	-	48,596
Continental Energy Services	-	2,267
	$-	$50,863
Accounts payable:
Entech	559	73,509
Telecommunications	39,424	2,180
Oil and Gas	-	-
Coal	-	1,798
Continental Energy Services	-	-
	$39,983	$77,487

Short-term borrowing:
Continental Energy Services	$-	$49,372

NOTE 4 - INCOME TAX EXPENSE

Income (loss) before income taxes was as follows:

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

United States	$(47,072)	$(12,794)	$81,937

Income tax expense (benefit) as shown in the Combined Statement of Income consists of the following components:

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

Current:
United States	$(20,998)	$102	$193,192
Canada	24	16	17
State	3,170	(2,216)	39,186
	(17,804)	(2,098)	232,395
Deferred:
United States	12,319	(16,625)	(183,546)
Canada	-	-	-
State	1,411	(876)	(34,954)
	13,730	(17,501)	(218,500)
	$(4,074)	$(19,599)	$13,895

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U. S. statutory federal rate to pretax income as a result of the following differences:

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

Computed "expected" income tax expense (benefit)	$(16,475)	$(4,478)	$28,678
Adjustments for tax effects of:
Tax credits	(445)	(167)	(20,489)
State income tax, net	4,627	(5,089)	1,342
Reversal of utility book/tax depreciation	5,026	3,771	5,399
Federal credits	-	(7,309)	-
Resolution of tax contingencies	-	(4,284)	-
Other	3,193	(2,043)	(1,035)
Actual income tax expense (benefit)	$(4,074)	$(19,599)	$13,895

Under Montana regulations, certain tax benefits flow through to customers on a basis consistent with the accelerated deduction of expenses for income tax purposes. As such, when these expenses are recognized for financial reporting purposes, there is not an offsetting tax savings. During periods of income, our utility's effective tax rate is higher than the statutory rate due to this timing difference. During periods of losses, tax benefits will appear lower than expected.

Deferred tax liabilities (assets) are comprised of the following at December 31:
	2001	2000
	(Thousands of Dollars)

Plant related	$203,578	$227,980
Other	37,854	36,771
Gross deferred tax liabilities	241,432	264,751

Amortization of gain on sale/leaseback	(9,409)	(10,969)
Investment tax credit amortization	(8,265)	(14,056)
Electric Generation Sale	(101,430)	(98,557)
Income Stabilization Adjustments	(15,345)	(40,738)
Other	(63,297)	(36,481)
Gross deferred tax assets	(197,746)	(200,801)

Net deferred tax liabilities	$43,686	$63,950

The change in net deferred tax liabilities differs from current year 2001 deferred tax expense as a result of the following:
Thousands of Dollars

Change in deferred tax	$(20,264)
Regulatory assets related to income taxes	27,513
Benefit restoration plan equity adjustment	1,022
Pension plan equity adjustment	5,904
Amortization of investment tax credits	(445)
Deferred tax expense	$13,730

NOTE 5 – PREFERRED STOCK

At December 31, 2001, Montana Power had 5,000,000 authorized shares of preferred stock. Montana Power's preferred stock is in three series as detailed in the following table:
	Stated and Liquidation	Shares Issued and Outstanding		Thousands of Dollars
Series	Price*	2001	2000	2001	2000
$6.875	$100	360,800	360,800	$36,080	$36,080
6.00	100	159,589	159,589	15,959	15,959
4.20	100	60,000	60,000	6,025	6,025
Discount		-	-	(410)	(410)
		580,389	580,389	$57,654	$57,654

*Plus accumulated dividends.

At a special meeting of Montana Power shareholders held on September 21, 2001, shareholders representing more than two-thirds of Montana Power's outstanding common stock approved (among others) the following proposals:

  Holders of Preferred Stock, $6.875 Series, of Montana Power will receive one share of Touch America Holdings, Inc. Preferred Stock, $6.875 Series, for each share of Montana Power Preferred Stock.
  The redemption of Montana Power's outstanding Preferred Stock, $4.20 Series, and Preferred Stock, $6.00 Series.

Responsibility for the preferred stock has reverted to Touch America with the February 15, 2002 sale of the utility to NorthWestern. On February 15, 2002, Touch America called its $6.00 Series and $4.20 Series preferred stock at $110 per share and $103 per share, respectively, plus accumulated dividends. As of February 22, 2002, no redemption has occurred. Touch America's $6.875 Series preferred stock is redeemable in whole or in part with the consent or affirmative vote of the holders of a majority of the common shares, at any time on or after November 1, 2003, for a price beginning at $103.438 per share, which decreases annually through October 2013. After that time, the redemption price is $100 per share.

Touch America cannot declare or pay dividends on its common stock while it has not either declared and set apart cumulative dividends or paid dividends on any of its preferred stock.

NOTE 6 – OTHER EQUITY

  llc units

Our LLC units represent all of the membership interests of the MPLLCNorthWestern Energy included in the sale to NorthWestern. The MPLLCNorthWestern Energy consists of the former utility operations of TMPCMontana Power and TMPCMontana Power's wholly owned subsidiaries Canadian-Montana Pipe Line Corporation, Montana Power Capital I, Montana Power Natural Gas Funding Trust, Colstrip Community Services Company, One Call Locators, Ltd., Discovery Energy Solutions, Inc., and Montana Power Services Company. Prior to the February 15, 2002 sale of the utility business to NorthWestern, other equity represented the equity of TMPCMontana Power.

  RETIREMENT SAVINGS PLAN

Montana Power has a 401(k) Retirement Savings Plan that covers eligible employees. Montana Power contributes, on behalf of the employee, a matching percentage of the amount contributed to the Plan by the employee. In 1990, Montana Power borrowed $40,000,000 at an interest rate of 9.2 percent to be repaid in equal annual installments over 15 years. The loan was issued under similar terms to the Plan Trustee, which used the proceeds to purchase 3,844,594 shares of Montana Power's common stock. Shares acquired with loan proceeds are allocated monthly to Plan participants to help meet Montana Power's matching obligation. The loan, which is reflected as long-term debt (ESOP Notes Payable), is offset by a similar amount in other equity as unallocated stock. Montana Power's contributions plus the dividends on the shares held under the Plan are used to meet principal and interest payments on the loan with the Plan Trustee. Historically, as principal payments on the loan are made, long-term debt and the off set in common shareholders' equity were both reduced on Montana Power's financial statements. At December 31, 2001, 3,012,646 shares had been allocated to the participants' accounts. Montana Power recognized expense for the Plan using the Shares Allocated Method, and the pretax expense was $3,385,000, $2,570,000, and $3,768,000 for 2001, 2000, and 1999, respectively.

On February 15, 2002, Montana Power retired the ESOP notes. For more information regarding the ESOP notes, see Note 8, "Long-Term Debt."

The ESOP Plan was transferred to Touch America prior to the sale of the utility business to NorthWestern. The utility no longer maintains an employee stock ownership plan.

  LONG-TERM INCENTIVE PLAN

Under the Long-Term Incentive Plan, Montana Power has issued options to our employees. Options issued to employees are not reflected in balance sheet accounts until exercised, at which time: (1) authorized, but unissued shares are issued to the employee; (2) the capital stock account is credited with the proceeds; and (3) no charges or credits to income are made. Although these options were vested, all options related to the utility employees were cancelled upon the sale of the utility business to NorthWestern.

Options were granted at the average of the high and low prices of Montana Power stock as reported on the New York Stock Exchange composite tape on the date granted and expire ten years from that date.

Montana Power option activity is summarized below:

	2001		2000		1999
		Wtd Avg		Wtd Avg		Wtd Avg
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	4,076,244	$28.43	3,280,325	$25.63	2,548,094	$22.71
Granted	35,500	17.38	1,199,545	34.36	919,510	32.14
Exercised	32,984	13.49	149,834	17.07	88,857	10.83
Cancelled	1,051,313	27.75	253,792	26.88	98,422	24.08
Outstanding, end of year	3,027,447	$28.70	4,076,244	$28.43	3,280,325	$25.63

Montana Power shares under option at December 31, 2001, are summarized below:
	Options Outstanding			Options Exercisable
		Wtd Avg	Wtd Avg		Wtd Avg
		Exercise	Exercise		Exercise
Exercise Price Range	Shares	Price	Life	Shares	Price

$6.45	6,000	$ 6.45	10 yrs	-	$ -
$10.73 to $14.29	154,725	11.11	4 yrs	148,725	11.08
$18.00 to $24.66	399,929	19.60	7 yrs	317,446	18.62
$26.53 to $32.50	1,689,863	28.72	8 yrs	1,194,039	27.67
$35.36 to $38.69	776,930	37.00	8 yrs	394,930	35.36
	3,027,447			2,055,140

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Montana Power has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for Montana Power employee stock options. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Disclosure of pro-forma information regarding net income and earnings per share is required by SFAS No. 123. This information has been determined as if Montana Power had accounted for employee stock options under the fair value method of that statement. The weighted-average fair value of options granted in 2001, 2000, and 1999 was $10.23, $16.35, and $7.03 per share, respectively. Montana Power employed the binomial option-pricing model to estimate the fair value of each option grant on the date of grant. Montana Power used the following weighted-average assumptions for grants in 2001, 2000, and 1999, respectively: (1) risk-free interest rate of 5.07 percent, 6.05 percent, and 6.35 percent; (2) expected life of 7.0, 6.2, and 9.8 years; (3) expected volatility of 51.00 percent, 42.00 percent, and 24.92 percent; and (4) a dividend yield of zero percent, zero percent, and 5.97 percent. Had Montana Power elected to use SFAS No. 123, Montana Power's compensation expense would have increased $10,904,000 in 2001, $11,827,000 in 2000, and $5,280,000 in 1999, a portion of which would have been allocated to the utility.

NOTE 7 – COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

Montana Power established Montana Power Capital I (Trust) as a wholly owned business trust to issue common and preferred securities and hold Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures) that we issue. At December 31, 2001 and 2000, the Trust had issued 2,600,000 units of 8.45 percent Cumulative Quarterly Income Preferred Securities, Series A (QUIPS). Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.45 percent of the liquidation preference value of $25 per security. The sole asset of the Trust is $67,000,000 of our Subordinated Debentures, 8.45 percent Series due 2036. The Trust will use interest payments received on the Subordinated Debentures that it holds to make the quarterly cash distributions on the QUIPS. The QUIPS' $65,000,000 liquidation value is included with Other Long-Term Debt on the Combined Balance Sheet.

Since November 6, 2001, we can wholly redeem the Subordinated Debentures at any time, or partially redeem the Subordinated Debentures from time to time. We also can wholly redeem the Subordinated Debentures if certain events occur before that time. Upon repayment of the Subordinated Debentures at maturity or early redemption, the Trust Securities must be redeemed. In addition, we can terminate the Trust at any time and cause the pro rata distribution of the Subordinated Debentures to the holders of the Trust Securities.

Besides our obligations under the Subordinated Debentures, we have agreed to certain Back-up Undertakings. We have guaranteed, on a subordinated basis, payment of distributions on the Trust Securities, to the extent the Trust has funds available to pay such distributions. We also have agreed to pay all of the expenses of the Trust. Considered together with the Subordinated Debentures, the Back-up Undertakings constitute a full and unconditional guarantee of the Trust's obligations under the QUIPS. We are the owner of all the common securities of the Trust, which constitute 3 percent of the aggregate liquidation amount of all the Trust Securities.

NOTE 8 – LONG-TERM DEBT

The Mortgage and Deed of Trust (Mortgage) imposes a first mortgage lien on all physical properties owned, exclusive of subsidiary company assets and certain property and assets specifically excepted. The obligations collateralized are First Mortgage Bonds, including those First Mortgage Bonds designated as Secured Medium-Term Notes (MTNs) and those securing Pollution Control Revenue Bonds.

Long-term debt consists of the following:
	December 31,
	2001	2000
	(Thousands of Dollars)
First Mortgage Bonds:
7% series, due 2005	$5,386	$5,386
7.30% series, due 2006	150,000	-
8 1/4% series, due 2007	365	365
8.95% series, due 2022	1,446	1,446
Secured Medium-Term Notes- maturing 2003-2008 7.20%-8.11%	28,000	28,000
Pollution Control Revenue Bonds:
City of Forsyth, Montana 6 1/8% series, due 2023	90,205	90,205
5.90% series, due 2023	80,000	80,000
Unsecured Medium-Term Notes Series B- maturing 2001-2026 7.20%-8.11%	40,000	100,000
Natural Gas Transition Bonds – 6.20%, due 2012	54,250	58,412
ESOP Notes Payable – 9.20%, due 2004	12,666	16,197
Capital Leases	11	26
Unamortized Discount and Premium	(3,588)	(2,859)
	458,741	377,178
Less: Portion due within one year	16,061	67,715
	$442,680	$309,463

On November 27, 2001, Montana Power issued $150,000,000 of our 7.3 percent series First Mortgage Bonds (Bonds) due December 1, 2006. The net proceeds from the sale of the bonds were used to repay outstanding short-term debt and for general corporate purposes. In addition, Montana Power retired the 9.20 percent ESOP notes on February 15, 2002 with a portion of the proceeds of the sale of our membership interests to NorthWestern. The entire $12,666,000 outstanding balance of ESOP notes is shown as due within one year in the above table.

On April 6, 2001, Montana Power retired $60,000,000 of its variable rate Series B Unsecured Medium Term Notes at maturity.

The electric and natural gas legislation discussed in Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generating Assets" authorized the issuance of transition bonds. These securitization bonds involve the issuance of a non-recourse debt instrument. The bonds are repaid through, and secured by, a specified component of future revenues meant to recover the regulatory assets, thereby reducing the credit risk of the securities. This specific component of revenues is referred to as a CTC. An April 1998 PSC Financing Order relating to natural gas approved the issuance of up to $65,000,000 of such bonds. Montana Power established a special purpose entity (SPE), which is a wholly owned subsidiary, to issue the bonds. In December 1998, Montana Power issued $62,700,000 of 6.2 percent bonds. We will retire these bonds at six-month intervals from September 15, 1999, through March 15, 2012. Retirements are in varying amounts depending on revenues collected from cus tomers. At December 31, 2001, approximately $54,250,000 was outstanding, of which approximately $3,384,000 was classified as due within one year in the above table.

Although the bonds were issued by an SPE and are without recourse to our general credit, the bonds are included on the Combined Balance Sheet. Similarly, the right to receive the revenues pledged to secure the bonds is a specific right of the SPE and not of Montana Power. However, as a wholly owned subsidiary, the SPE's revenues and expenses are included in the Combined Statement of Income. Due to the regulatory mechanism for recognizing the operations of the SPE, including the amortization of the regulatory assets, we do not expect it to have a material effect on our combined financial position, results of operations, or cash flows.

To ensure that collections by the SPE are neither more nor less than the amount necessary to pay interest, principal, and other related issuance costs, we are required to file for periodic adjustments, or reconciliations, to the annual amounts to be collected by the SPE. The PSC is required to approve these adjustments.

Scheduled debt repayments on the long-term debt outstanding at December 31, 2001, amount to: $16,061,000 in 2002; $19,364,000 in 2003; $4,052,000 in 2004; $10,130,000 in 2005; $169,712,000 in 2006; and $239,422,000 thereafter.

NOTE 9 - SHORT-TERM BORROWING

Our committed and uncommitted credit lines expired at the end of November 2001 and were not renewed by December 31, 2001. On November 21, 2001, Montana Power issued $150,000,000 in First Mortgage Bonds and used the proceeds from the bonds to repay the $60,000,000 balance outstanding under committed credit line, repay short-term borrowings, and repay an intercompany loan between Montana Power and Entech. The remaining balance was used for existing cash requirements and to redeem our ESOP Notes. At December 31, 2001, we had no outstanding short-term borrowing.

At December 31, 2000, we had outstanding notes payable to banks for $75,000,000 at a weighted average annual interest rate of 8.05 percent. Of those outstanding notes, $25,000,000 were issued from our committed lines of credit and the other $50,000,000 from our uncommitted lines of credit.

NOTE 10 - RETIREMENT PLANS

Montana Power maintains trusteed, noncontributory retirement plans covering substantially all of our employees. Prior to 1998, our retirement benefits were based on salary, years of service, and social security integration levels. In 1998, we amended our retirement plan's benefit provisions. Our retirement benefits are now based on salary, age, and years of service. Northwestern has agreed to assume certain retirement plans and participants and maintain such plans or equivalent plans for a period of two years.

Our plan assets consist primarily of domestic and foreign corporate stocks, domestic corporate bonds, and United States Government securities.

We also have an unfunded, nonqualified benefit plan for senior management executives and directors. In December 1998, we froze the benefits earned and curtailed the plan. We own life insurance policies, the cash value/death benefit of which is intended to finance this plan.

As a result of the sale of our electric generating assets to PPL Montana, 454 participants related to electric generation operations were curtailed from the retirement plan and approximately $22,700,000 in assets were transferred from the retirement plan trust in December 1999. Pursuant to the agreement, when the calculation was finalized in February 2000, approximately $3,200,000 of additional assets were transferred to the PPL trust. In accordance with SFAS 88, we calculated a curtailment gain of approximately $4,100,000 and a settlement gain of approximately $7,800,000 in 1999. Due to regulatory accounting treatment, the gains were recorded as regulatory liabilities or offsets to regulatory assets, resulting in no income statement impact.

We offered a Special Retirement Program (SRP) to certain eligible employees during 2000. The SFAS 88 special termination charge resulting from 201 utility participants electing the SRP amounted to approximately $9,814,000. Due to regulatory accounting treatment, the expense was recorded as regulatory liabilities or offsets to regulatory assets, resulting in no income statement impact.

We also provide certain health care and life insurance benefits for eligible retired employees. In 1994, we established a pre-funding plan for postretirement benefits for utility employees retiring after January 1,1993. The plan assets consist primarily of domestic and foreign corporate stocks, domestic corporate bonds, and United States Government securities. The PSC allows us to include in rates all utility Other Postretirement Benefits costs on the accrual basis provided by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

We also have a voluntary retirement savings plan in conjunction with our retirement plans. Through October 30, 2001, Montana Power contributed a matching percentage comprised of shares of Montana Power stock from a leveraged Employee Stock Ownership Plan (ESOP) arrangement and Montana Power shares purchased on the open market. Beginning November 1, 2002, we make cash contributions matching employee contributions up to 4 percent of their salaries. For costs associated with these plans and for information about the transfer of the ESOP Plan to Touch America, see Note 6, "Other Equity."

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets over the two-year period ending December 31, 2001, and a statement of the funded status as of December 31 of both years:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
	(Thousands of Dollars)

Change in benefit obligation:
Benefit obligation at January 1	$235,515	$197,333	$23,168	$18,918
Service cost on benefits earned	3,676	4,090	420	430
Interest cost on projected benefit obligation	16,992	15,893	1,851	1,561
Plan amendments	1,717	7,578	-	-
Assumption changes	-	5,859	-	-
Actuarial (gain)/loss	24,909	(4,988)	3,598	4,920
Adjustments for liability transfers	14,072	11,630	(324)	-
Special termination benefits	-	9,814	-	-
Gross benefits paid	(16,488)	(11,694)	(4,688)	(2,661)
Benefit obligation at December 31	$280,393	$235,515	$24,025	$23,168

Change in plan assets:
Fair value of plan assets at January 1	$223,921	$230,606	$9,706	$9,916
Actual return/(loss) on plan assets	(4,917)	(4,955)	107	329
Employer contributions	1,834	1,818	746	2,122
Acquisitions/divestitures	-	(3,200)	-	-
Assets allocated (to)/from related companies	10,793	11,346	-	-
Gross benefits paid	(16,488)	(11,694)	(4,688)	(2,661)
Fair value of plan assets at December 31	$215,143	$223,921	$5,871	$9,706
Reconciliation of funded status:
Funded status at end of year	$(65,250)	$(11,594)	$(18,153)	$(13,461)
Unrecognized net:
Actuarial gain	24,642	(22,707)	2,855	(97)
Prior service cost	20,459	21,295	1,248	1,459
Transition obligation	(129)	(196)	8,721	10,034
Acquisitions/divestitures	3,615	-	-	-
Net amount recognized at December 31	$(16,663)	$(13,202)	$(5,329)	$(2,065)

The following table provides the amounts recognized in the statement of financial position as of December 31:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
	(Thousands of Dollars)

Prepaid benefit cost	$2,170	$11,028	$-	$-
Accrued benefit cost	(18,833)	(24,230)	(5,329)	(2,065)
Additional minimum liability	(40,374)	(2,594)	-	-
Intangible asset	21,367	-	-	-
Regulatory asset – pension plan	14,990	-	-	-
Accum. other comprehensive inc.	4,017	2,594	-	-
Net amount recognized at December 31	$(16,663)	$(13,202)	$(5,329)	$(2,065)

The following tables provide the components of net periodic benefit cost for the pension and other postretirement benefit plans, portions of which have been deferred or capitalized, for fiscal years 2001, 2000, and 1999:

	Pension Benefits
	2001	2000	1999
	(Thousands of Dollars)

Service cost on benefits earned	$3,676	$4,090	$6,288
Interest cost on projected benefit obligation	16,992	15,893	16,193
Expected return on plan assets	(17,921)	(20,273)	(21,767)
Amortization of:
Transition obligation	(47)	(49)	(49)
Prior service cost	1,947	1,607	1,522
Actuarial gain	67	(2,830)	(1,395)
Net periodic benefit cost (credit)	4,714	(1,562)	792
Special termination benefit charge	-	9,814	-
Curtailment (gain)/loss	-	-	(3,751)
Settlement gain	-	-	(7,844)
Net periodic benefit cost (credit) after curtailments and settlements	$4,714	$8,252	$(10,803)

	Other Benefits
	2001	2000	1999
	(Thousands of Dollars)

Service cost on benefits earned	$420	$430	$662
Interest cost on projected benefit obligation	1,851	1,561	1,585
Expected return on plan assets	(706)	(819)	(723)
Amortization of:
Transition obligation	792	837	1,036
Prior service cost	138	146	158
Actuarial gain	-	(128)	(111)
Net periodic benefit cost (credit)	2,495	2,027	2,607
Curtailment (gain)/loss	-	-	(374)
Net periodic benefit cost (credit) after curtailments and settlements	$2,495	$2,027	$2,233

In 2001, funding for pension costs was less than SFAS No. 87, "Employers Accounting for Pensions," pension expense by $3,138,000. In 2000, pension costs exceeded SFAS No. 87 pension expense by $3,078,000. The PSC allows recovery for the funding of pension costs through rates. Any differences between funding and expense are deferred for recognition in future periods. At December 31, 2001, the regulatory liability was $7,487,000.

The following assumptions were used in the determination of actuarial present values of the projected benefit obligations:

 Pension Benefits   Other Benefits

  2001    2000    2001    2000

Weighted average assumptions as

of December 31:

Discount rate7.00%7.50%7.00%7.50%

Expected return on plan assets9.00%9.00%9.00%9.00%

Rate of compensation increase4.40%4.40%4.40%4.40%

Assumed health care costs trend rates have a significant effect on the amounts reported for the health care plans. A change of 1 percent in assumed health care cost trend rates would have the following effects:

1% Increase1% Decrease

(Thousands of Dollars)

Effect on the total of service and interest

cost components of net periodic post-

retirement health care benefit cost$95$(82)

Effect on the health care component of

the accumulated postretirement benefit

obligation687(604)

The assumed 2001 health care cost trend rates used to measure the expected cost of benefits covered by the plans is 9.00 percent. The trend rate decreases through 2007 to 5.50 percent.

NOTE 11 – CONTINGENCIES

  KERR PROJECT

A FERC order that preceded the sale of the Kerr Project required Montana Power to implement a plan to mitigate the effect of the Kerr Project operations on fish, wildlife, and habitat. To implement this plan, Montana Power was required to make payments of approximately $135,000,000 between 1985 and 2020, the term during which we would have been the licensee. The net present value of the total payments, assuming a 9.5 percent annual discount rate, was approximately $57,000,000, an amount we recognized as license costs in plant and long-term debt on the Comparative Balance Sheet in 1997. In the sale of the Kerr Project, the purchaser of the electric generating assets assumed the obligation to make post-closing license compliance payments.

In December 1998 and January 1999, Montana Power requested a review by the United States Court of Appeals for the District of Columbia Circuit of this order and another FERC order which included the United States Department of Interior's conditions. In December 2000, FERC issued an order approving a settlement among the parties. On February 15, 2001, the Circuit Court dismissed the petitions for review. Consequently, the approximately $24,000,000 that Montana Power paid into escrow in 2000 was released to the Confederated Salish and Kootenai Tribes (Tribes) to be used in accordance with the terms of the settlement. We have also transferred 669 acres of land on the Flathead Indian Reservation to the Tribes. With the payment and the transfer of land, we have fulfilled our obligations under the terms of this settlement. Because PPL Montana, the purchaser, assumed the obligation in excess of $24,000,000, the basis in the properties sold decreased and the regulatory liability associated with the deferred gain on the sale increased accordingly.

  LONG-TERM POWER SUPPLY AGREEMENTS

Long-term power supply agreements, primarily an agreement with a large industrial customer, exposed us to losses and potential future losses mainly because of unusually high electric energy market prices. To eliminate our exposure to expected future losses through December 2002 when the agreement with that customer terminated, we executed a termination agreement effective June 30, 2001. Under the termination agreement, we made a one-time payment of $62,500,000 to the customer and ended our obligations under this power supply agreement. We recorded a pretax loss of $62,500,000, or approximately $37,900,000 after income taxes, in the second quarter 2001. Prior to the termination agreement, we recorded pretax losses associated with the power supply agreement of approximately $2,500,000 in the first quarter 2001, and $22,500,000 in the second quarter 2001, and approximately $16,200,000 for the year ended December 31, 2000.

  CLASS ACTION LAWSUIT

On August 16, 2001, eight individuals filed a lawsuit in Montana State District Court, naming Montana Power, eleven of its current Board of Directors, three officers of both Touch America and Montana Power, and PPL Montana as defendants. In their complaint, the plaintiffs allege that Montana Power and its directors and officers had a legal obligation and a fiduciary duty to obtain shareholder approval before the sale of our former electric generation assets to PPL Montana. On September 14, 2001, the complaint was amended to add one other current officer of Touch America, one other current officer of Montana Power, and our investment banking consultants as additional defendants. As previously reported, Montana Power completed the sale of the electric generation assets to PPL Montana in December 1999. The plaintiffs further allege that because Montana Power shareholders did not vote, the sale of the generation assets is void and PPL Montana is holding these assets in constructive trust for the sharehold ers.

Alternatively, the plaintiffs allege that Montana Power shareholders should have been allowed to vote on the sale of the generation assets and, if an appropriate majority vote was obtained in favor of the sale, the shareholders should have been given dissenters' rights. The plaintiffs also make various claims of breaches of duty and negligence against the Board of Directors and the individual officers. The plaintiffs have indicated that they will seek court approval to proceed with this suit as a class action.

It is Montana Power's position that Montana Power and its former directors and officers, and one current officer, have fully complied with their statutory and fiduciary duties. Accordingly, Montana Power is defending the suit vigorously. Montana Power filed a motion to dismiss the complaint in late November 2001. At this early stage, however, we cannot predict the ultimate outcome of this matter or how it may affect our combined financial position, results of operations, or cash flows.

  MISCELLANEOUS

We are parties to various other legal claims, actions, and complaints arising in the ordinary course of business. We do not expect the conclusion of any of these matters to have a material adverse effect on our combined financial position, results of operations, or cash flows.

NOTE 12 – COMMITMENTS

  PURCHASE COMMITMENTS

Electric Utility

The Public Utilities Regulatory Policies Act (PURPA) requires a public utility to purchase power from QFs at a rate equal to what it would pay to generate or purchase power. These QFs are power production or co-generation facilities that meet size, fuel use, ownership, and operating and efficiency criteria specified by PURPA. The electric utility has 15 long-term QF contracts with expiration terms ranging from 2003 through 2032 that require us to make payments for energy capacity and energy received at prices established by the PSC. Three contracts account for 96 percent of the 101 MWs of capacity provided by these facilities. Montana's 1997 Electric Act designates above-market portion of the QF costs as Competitive Transition Costs (CTCs) and allows for their recovery. For more information about CTCs, see Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generating Assets".

Montana's 1997 Electric Act also designated Montana Power as the default power supplier for those customers who had not chosen another supplier by July 1, 2002. To fulfill that obligation, there was included in the Asset Purchase Agreement with PPL Montana, dated as of October 31, 1998 and amended June 29, 1999 and October 29, 1999, two Wholesale Transition Service Agreements (WTSAs), effective December 17, 1999. One agreement terminated at December 31, 2001. The other agreement continues to commit us to purchase through June 2002 any power requirements remaining after having received power from the QFs and Milltown Dam, and prices the power purchased from PPL Montana at a market index, with a monthly floor and an annual cap.

In its 2001 session, the Montana Legislature passed House Bill 474, which extends the transition period of electric deregulation in Montana from July 1, 2002 to June 30 2007 and, therefore, our obligation as a default supplier through June 30, 2007. We entered into three power purchase agreements in October 2001 that enable us to satisfy, in part, our "Default Supply" obligation. These agreements commit us to purchase a total of 561 MWs per hour during peak hours and 411 MWs per hour during the off-peak hours in the first year of the extended transition period. In the remaining years of the transition period, these agreements also obligate us to purchase 450 MWs per hour during the peak hours and 300 MWs per hour during the off-peak hours. These purchases are included in the "Default Supply Portfolio" filing with the PSC (Docket No.D2001.10.144) dated October 29, 2001. House Bill 474 also provides for the complete recovery in rates of the default supplier's costs that are prudentl y incurred to supply electric energy. For more information about electric deregulation, see Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generating Assets," in the "Electric Deregulation" section.

Natural Gas Utility

Since 1998, because of uncertainty about the number and timing of customers who could choose another natural gas supplier under the provisions of Montana's 1997 Natural Gas Act, Montana Power entered primarily into one-year take-or-pay contracts with Montana natural gas producers. We currently have six of these contracts, five of which expire in 2002, and one in 2006. After July 1, 2002, we are not obligated to supply natural gas to those who do not choose another supplier. We have a request before the PSC to designate us as the natural gas default supplier for the five-year period beyond July 1, 2002. Upon such designation, we will secure additional supply contracts to meet the needs of our customers.

Contractual Payments and Present Value

Total payments under all of these contracts for the prior three years were as follows:

	Electric	Natural Gas	Total
	(Thousands of Dollars)

2001	$263,924	$16,764	$280,688
2000	272,075	7,101	279,176
1999	61,274	4,069	65,343

Under the above agreements, the present value of future minimum payments, at a discount rate of 3.615 percent, is as follows:

	Electric	Natural Gas	Total
	(Thousands of Dollars)

2002	$103,724	$8,871	$112,595
2003	118,985	613	119,598
2004	104,289	612	104,901
2005	100,677	593	101,270
2006	87,723	566	88,289
Remainder	241,009	-	241,009
	$756,407	$11,255	$767,662

  LEASE COMMITMENTS

On December 30, 1985, Montana Power sold its 30 percent share of Colstrip Unit 4 and agreed to lease back its share under a net, 25-year lease with annual payments of approximately $32,000,000. We have been accounting for this transaction as an operating lease. Montana Power did not sell this nonutility leasehold interest and its related assets and liabilities and contract obligations to PPL Montana in 1999. This lease was included in the utility business that we acquired.

On September 24, 1997, Montana Power entered into a seven-year operating lease with a banking institution – for an automated meter reading system - with annual payments of approximately $2,400,000. This lease was terminated by NorthWestern on February 15, 2002. We have no other material minimum operating lease payments.

Rental expense for the prior three years was $44,333,000 for 2001, $41,270,000 for 2000, and $56,316,000 for 1999.

The present value of future minimum lease payments for Colstrip Unit 4, at a discount rate of 3.615 percent (our minimum short-term borrowing rate at December 31, 2001), is as follows:

(Thousands of Dollars)

2002	$30,624
2003	29,715
2004	28,825
2005	27,820
2006	26,849
Remainder	98,351
$242,184

Capitalized leases are not material and are included in other long-term debt.

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

  SFAS Nos. 141, 142, 143, and 144

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the use of the pooling of interests method of accounting, and requires that all mergers and acquisitions be accounted for using the purchase method of accounting. SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and adds new disclosure requirements. This statement is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." The amortization provisions of SFAS No. 142 apply to goodwill and other intangibles acquired after June 30, 2001. For goodwill and other intangible assets acquired prior to July 1, 2001, adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142:

  prohibit the amortization of goodwill and indefinite-lived intangible assets;
  require that reporting units be identified for the purpose of assessing potential future impairments of goodwill;
  remove the forty-year limitation on the amortization period of intangible assets that have finite lives; and
  prohibit amortization of the excess of cost over the underlying equity in the net assets of an equity-method investee that is recognized as goodwill.

In addition, SFAS No. 142 requires that goodwill be tested annually for impairment - and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired - using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any imp airment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. Adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating this pronouncement, but we do not expect it to have a material impact on our financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations, or cash flows.

NOTE 14 – INFORMATION ON INDUSTRY SEGMENTS

Our utility business purchases, transmits, and distributes electric energy and natural gas, and the Colstrip Unit 4 division manages long-term power supply agreements. Our other operations consists primarily of Montana Power Services Company, One Call Locators, Ltd., and Discovery Energy Solutions, Inc. (DES). One Call Locators, Ltd., locates underground lines while DES handles the energy productivity improvement activities.

Identifiable assets of each industry segment are principally those assets used in our operation of those industry segments. We consider segment information for foreign operations to be insignificant.

NOTE 14 – INFORMATION ON INDUSTRY SEGMENTS (CONT.)

Operations Information
	Year Ended
	December 31, 2001
	(Thousands of Dollars)
INDUSTRY SEGMENTS
	Electric	Natural Gas	Other

Sales to unaffiliated customers	$538,529	$147,277	$17,979
Intersegment sales	747	319	1,408
Depreciation and amortization	44,378	11,020	1,327
Pretax operating income (loss)	(14,182)	9,130	1,795
Interest expense	30,016	15,153	1
Interest income	1,598	1,101	-
Income tax expense (benefit)	(6,052)	1,317	661
Capital expenditures	44,294	14,235	759
Identifiable assets	1,027,243	520,502	15,154

RECONCILIATION TO COMBINED TOTAL
	Segment Total	Adjustments(a)	Combined Total

Sales to unaffiliated customers	$703,785	$-	$703,785
Intersegment sales	2,474	(2,474)	-
Depreciation and amortization	56,725	-	56,725
Pretax operating loss	(3,257)	-	(3,257)
Interest expense	45,170	-	45,170
Interest income	2,699	-	2,699
Income tax benefit	(4,074)	-	(4,074)
Capital expenditures	59,288	-	59,288
Identifiable assets	1,563,899	-	1,563,899

	Year Ended
	December 31, 2000
	(Thousands of Dollars)
INDUSTRY SEGMENTS
	Electric	Natural Gas	Other

Sales to unaffiliated customers	$535,654	$129,220	$11,179
Intersegment sales	772	269	1,291
Depreciation and amortization	39,559	8,830	5,734
Pretax operating income (loss)	18,168	(4,405)	334
Interest expense	26,726	16,077	1,047
Interest income	12,041	4,984	-
Income tax benefit	(9,399)	(9,943)	(257)
Capital expenditures	42,718	7,546	27,603
Identifiable assets	1,244,531	363,870	76,385

RECONCILIATION TO COMBINED TOTAL
	Segment Total	Adjustments(a)	Combined Total

Sales to unaffiliated customers	$676,053	$-	$676,053
Intersegment sales	2,332	(2,332)	-
Depreciation and amortization	54,123	-	54,123
Pretax operating income	14,097	-	14,097
Interest expense	43,850	(2,478)	41,372
Interest income	17,025	(2,478)	14,547
Income tax benefit	(19,599)	-	(19,599)
Capital expenditures	77,867	-	77,867
Identifiable assets	1,684,786	-	1,684,786

(a)The amounts indicated include certain eliminations between the business segments.

NOTE 14 – INFORMATION ON INDUSTRY SEGMENTS (CONT.)

Operations Information
	Year Ended
	December 31, 1999
	(Thousands of Dollars)
INDUSTRY SEGMENTS
	Electric	Natural Gas	Other

Sales to unaffiliated customers	$545,390	$111,417	$274
Intersegment sales	714	202	889
Depreciation and amortization	56,282	9,275	4,137
Pretax operating income	113,740	16,430	2,055
Interest expense	37,893	15,229	706
Interest income	3,875	793	(9)
Income tax expense	13,054	380	461
Capital expenditures	50,503	13,115	15,957
Identifiable assets	1,687,511	495,846	40,987

RECONCILIATION TO COMBINED TOTAL
	Segment Total	Adjustments(a)	Combined Total

Sales to unaffiliated customers	$657,081	$-	$657,081
Intersegment sales	1,805	(1,805)	-
Depreciation and amortization	69,694	-	69,694
Pretax operating income	132,225	-	132,225
Interest expense	53,828	(973)	52,855
Interest income	4,659	(973)	3,686
Income tax expense	13,895	-	13,895
Capital expenditures	79,575	-	79,575
Identifiable assets	2,224,344	-	2,224,344

(a)The amounts indicated include certain eliminations between the business segments.

QUARTERLY FINANCIAL DATA

Operating revenues, operating income, net income, and combined net income per LLC unit for the four quarters of 2001 and 2000 are shown in the tables below. Operating revenues and income include intersegment sales and expenses.

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2001	2001	2001	2001
	(Thousands of Dollars)
	(except per-share amounts)

Operating revenues	$167,479	$137,880	$163,782	$234,644
Operating income (loss)	31,535	(7,756)	(58,387)	31,351
Combined net income (loss) available for LLC units	$(2,014)	$(13,538)	$(41,784)	$10,568

Basic earnings (loss) per LLC unit	$(201)	$(1,354)	$(4,179)	$1,057

	Quarter Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2000	2000	2000	2000
	(Thousands of Dollars)
	(except per-share amounts)

Operating revenues	$222,393	$145,100	$142,393	$166,167
Operating income (loss)	(7,128)	(7,751)	5,203	23,773
Combined net income (loss) available for LLC units	$5,109	$(8,688)	$(1,734)	$8,428

Basic earnings (loss) per LLC unit	$511	$(869)	$(173)	$843

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item not included in accordance with reduced disclosure format authorized by

General Instruction I of Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

Item not included in accordance with reduced disclosure format authorized by

General Instruction I of Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item not included in accordance with reduced disclosure format authorized by

General Instruction I of Form 10-K.

PART IV

ITEM 13.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this report on Form 10-K:

(i) The financial statements and financial statement schedules listed in the Index to Financial Statements and Supplementary Date in and included as part of Item 8, "Financial Statements and Supplementary Data."

(ii) The exhibits listed in the Index of Exhibits in this Item 14, "Exhibits, Financial Statement Schedules, and Reports of Form 8-K."

(b)We filed the following reports on Form 8-K during the fourth quarter of 2001.

None.

(c)	Exhibits		Incorporation by Reference
			Previous Filing	Previous Exhibit Designation
	2	Asset Purchase Agreement – by and between PP&L Global, Inc. and The Montana Power Company.	1-4566 Form 8-K Dated November 2, 1998	2(a)
	2(a)	Amendment No. 1 to the Asset Purchase Agreement	1-4566 Form 8-K Dated January 3, 2000	2(a)
ITEM 13.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS (continued)
Incorporation by Reference
			Previous Filing	Previous Exhibit Designation
	2(b)	Amendment No. 2 to the Asset Purchase Agreement	1-4566 Form 8-K Dated January 3, 2000	2(b)
	3(a)*	Articles of Organization, dated September 28, 2001.
	3(b)*	Articles of Merger, dated February 13, 2002.
	3(c)*	Amended Articles of Organization, dated March 19, 2002.
	3(d)*	Operating Agreement, dated February 13, 2002.
	4(a)	Mortgage and Deed of Trust	2-5927	7(e)
	4(b)	First Supplemental Indenture	2-10834	4(e)
	4(c)	Second Supplemental Indenture	2-14237	4(d)
	4(d)	Third Supplemental Indenture	2-27121	2(a)-5
	4(e)	Fourth Supplemental Indenture	2-36246	2(a)-6
	4(f)	Fifth Supplemental Indenture	2-39536	2(a)-7
	4(g)	Sixth Supplemental Indenture	2-49884	2(a)-8(a)
	4(h)	Seventh Supplemental Indenture	2-52268	2(a)-9
	4(i)	Eighth Supplemental Indenture	2-53940	2(a)-10
	4(j)	Ninth Supplemental Indenture	2-55036	2(a)-11
	4(k)	Tenth Supplemental Indenture	2-63264	2(a)-12
	4(l)	Eleventh Supplemental Indenture	2-86500	2(a)-13
	4(m)	Twelfth Supplemental Indenture	33-42882	4(c)
	4(n)	Thirteenth Supplemental Indenture	33-55816	4(a)-14
	4(o)	Fourteenth Supplemental Indenture	33-64576	4(c)
	4(p)	Fifteenth Supplemental Indenture	33-64576	4(d)
	4(q)	Sixteenth Supplemental Indenture	33-50235	99(a)
	4(r)	Seventeenth Supplemental Indenture	33-56739	99(a)
	4(s)	Eighteenth Supplemental Indenture	33-56739	99(b)
	4(t)	Nineteenth Supplemental Indenture	1-4566	99
	4(u)*	Twentieth Supplemental Indenture
	4(v)*	Twenty-first Supplemental Indenture
Instruments defining the rights of holders of long-term debt which are not required to be filed with the Commission will be furnished to the Commission upon request.
	10(a)(i)	Benefit Restoration Plan for Senior Management Executives and Board of Directors	33-42882	10(a)(i)
	10(a)(vi)	Colstrip Unit #3 Wholesale Transmission Service Agreement (Exhibit F-1 to the Asset Purchase Agreement)	1-4566 Form 8-K Dated November 2, 1998	10(a)

ITEM 13.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS (continued)
Incorporation by Reference
		Previous Filing	Previous Exhibit Designation
10(a)(vii)	Non-Colstrip Unit #3 Wholesale Transmission Service Agreement (Exhibit F-2 to the Asset Purchase Agreement)	1-4566 Form 8-K Dated November 2, 1998	10(b)
10(a)(viii)	Generation Interconnection Agreement ((Exhibit G to the Asset Purchase Agreement) – by and between PP&L Global, Inc. and The Montana Power Company.	1-4566 Form 8-K Dated November 2, 1998	10(c)
10(a)(ix)	Equity Contribution Agreement – by and between PP&L Global, Inc. and The Montana Power Company.	1-4566 Form 8-K Dated November 2, 1998	10(d)
10(b)(iii)

Stock and Asset Purchase (relating to the divestiture of our electric and natural gas utility businesses) dated as of September 29, 2000 among The Montana Power Company; Touch America Holdings, Inc.; and NorthWestern Corporation.

		1-4566 November 14, 2000 Form 10-Q	10(d)
10(c)

Participation Agreements among United States Trust Company of New York, Burnham Leasing Corporation, and SGE (New York) Associates, Certain Institutions, The Montana Power Company and Bankers Trust Company.

		33-42882	10(c)
10(d)(i)	"Tier 1" Termination Benefits Upon Change in Control Agreement	1-4566 March 31, 2001 Form 10-Q	10(a)
10(d)(ii)	"Tier 2" Termination Benefits Upon Change in Control Agreement	1-4566 March 31, 2001 Form 10-Q	10(b)
10(d)(iii)	"Tier 3" Termination Benefits Upon Change in Control Agreement	1-4566 March 31, 2001 Form 10-Q	10(c)

12*	Statement Re Computation of Ratio of Earnings to Fixed Charges
23*	Consent of Independent Accountants

*Filed as part of this Form 10-K.

THE MONTANA POWER, L.L.C.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions*	Balance at close of period
	(Thousands of Dollars)

Year Ended:

December 31, 2001
Reserves deducted in balance sheet from assets to which they apply:
Utility business doubtful accounts	$1,164	$113	$32	$85	$1,224

December 31, 2000
Reserves deducted in balance sheet from assets to which they apply:
Utility business doubtful accounts	$1,104	$151	$-	$91	$1,164

December 31, 1999
Reserves deducted in balance sheet from assets to which they apply:
Utility business doubtful accounts	$1,044	$2,010	$-	$1,950	$1,104

*Deductions are of the nature for which the reserves were created. In the case of the reserve for doubtful accounts, deductions from this reserve are reduced by recoveries of amounts previously written off.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWESTERN ENERGY, L.L.C.
(Registrant)

By	/s/ Ellen M. Senechal
Ellen M. Senechal
Vice President, Treasurer
and Chief Financial Officer

Dated: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike J. Hanson Mike J. Hanson	Chief Executive Officer	March 29, 2002

/s/ Jack D. Haffey Jack D. Haffey	President	March 29, 2002

/s/ Ernie J. Kindt	Vice President and Chief	March 29, 2002
Ernie J. Kindt	Accounting Officer

Exhibit 3(a)

ARTICLES OF ORGANIZATION

OF

THE MONTANA POWER, L.L.C.

The undersigned, acting as organizer of The Montana Power, L.L.C., under the Montana Limited Liability Company Act, (hereinafter the "Act") adopt the following Articles of Organization for said Limited Liability Company:

I.

NAME OF COMPANY

The name of the limited liability company is The Montana Power, L.L.C. (the "Company").

II.

PERIOD OF DURATION

The Company shall be an "At Will" company as defined in §35-8-102(2) of the Act.

III.

PURPOSE

The Company is organized for any legal and lawful purpose pursuant to the Montana Limited Liability Company Act, except for the purpose of banking or insurance.

IV.

PRINCIPAL PLACE OF BUSINESS

The Company's principal place of business in Montana is:

40 E Broadway

Butte, Montana 59701-9394

V.

REGISTERED AGENT

The Company's registered agent and address is as follows:

Corporation Service Company

26 West Sixth Avenue
Helena, Montana 59601

VI.

MEMBERS

The total amount of cash contributed by check or wire or certified funds and the fair market value of property contributed by the Member is $500.00. The Member has not agreed to make any additional contributions, but may agree to do so in the future upon the terms and conditions set forth in the Operating Agreement.

VII.

ADDITIONAL MEMBERS

The Member reserves the right to admit additional Members upon the unanimous agreement of the Member as to the admission of, and the consideration to be paid by, such new Members, and subject to the terms and conditions of the Company's Operating Agreement.

VIII.

OPERATING AGREEMENT

The Operating Agreement of the Company shall be executed by each Member of the Company and shall set forth all provisions for the affairs of the Company and the conduct of its business to the extent that such provisions are not inconsistent with law or these Articles.

IX.

LIABILITIES OF MEMBERS AND MANAGERS

Members and managers of the Company are not liable under a judgment, decree or order of a court, or in any other manner, for a debt, obligation or liability of the Company.

X.

MANAGERS

The Company will be managed by its member. The name and business address of which is:

Touch America Holdings, Inc. 40 East Broadway Street Butte, Montana, 59701-9394

The manager may be removed and replaced by the Member, as provided in the Operating Agreement.

IN WITNESS WHEREOF, the undersigned have caused these Articles of Organization to be executed this 28th day of September, 2000.

By: /s/ Pamela K. Merrell

Pamela K. Merrell

Organizer

Exhibit 3(b)

ARTICLES OF MERGER

OF

THE MONTANA POWER COMPANY

(A Montana Corporation)

AND

THE MONTANA POWER, L.L.C.

(A Montana Limited Liability Company, whose Articles of Organization were filed with the Montana Secretary of State on September 28, 2000)

Pursuant to the provisions of Section 35-1-1201 of the Montana Limited Liability Act and Section 35-1-816 of the Montana Business Corporations Act, the undersigned corporation and limited liability company adopt the following Articles of Merger for the purpose of merging The Montana Power Company with and into Montana Power, L.L.C. which shall be the Surviving Entity.

1.The Restated and Amended Agreement and Plan of Merger, dated as of February 20, 2001, a copy of which is attached as Exhibit 1, was approved by the shareholders and member of the undersigned Montana corporation and Montana limited liability company in the manner prescribed by the Montana Business Corporation Act and Montana Limited Liability Act.

2.As stated in the Restated and Amended Agreement and Plan of Merger, The Montana Power, L.L.C. will be the surviving entity and its address will be 40 East Broadway, Butte, Montana 59701-9934.

3.These Articles of Merger operate as an Amendment to The Montana Power, L.L.C.'s Articles of Organization, but no further changes are necessary by reason of the merger.

4.The name and address of the registered agent of The Montana Power, L.L.C., the surviving entity, is:

Corporation Service Company

26 West Sixth Avenue

Helena, MT 59601

5.The effective date of the merger is the date the Secretary of State files this Articles of Merger.

    The number of shares of capital stock of the corporation and units of the limited liability company which, at the respective dates of the aforementioned shareholder and number actions, (a) were outstanding and entitled to vote and (b) did vote on the Agreement and Plan of Merger, is as follows:

    Number of Shares/Units

    ________________________________________________

    Name of CorporationVoteVote

    OutstandingForAgainst

    The Montana Power Company Common Stock103,774,50073,252,4677,804,469

    The Montana Power Company Cumulative Preferred Stock 508,389 310,468 121, 283

    Total Shares of Stock of The Montana Power Company104,354,88973,562,9357,925,752

    The Montana Power, L.L.C.10 units10 units0

    The number of shares and units voting in favor of the Plan of the Merger by the entities was sufficient approval by the voting group.

DATED this ___ day of February, 2002. Effective February 13, 2002.

FOR:THE MONTANA POWER COMPANY

CorporateBy: /s/ Robert P. Gannon

SealRobert P. Gannon

(Chief Executive Officer)

By: /s/ Patrick T. Fleming

Patrick T. Fleming

(Secretary)

FOR:TOUCH AMERICA HOLDINGS, INC.,

The Manager of The Montana Power, L.L.C.

CorporateBy: /s/ Robert P. Gannon

SealRobert P. Gannon

(Chief Executive Officer)

By: /s/ Patrick T. Fleming

Patrick T. Fleming

(Secretary)

Exhibit 3(c)

State of Montana

Articles of Amendment for

Name Change for

Domestic Limited

Liability Company

Mail:Bob Brown

Secretary of State

P.O. Box 202801

Helena, MT 59620-2801

Phone:(406) 444-3665

Fax:(406) 444-3975

PLEASE CHECK ONE BOX:

X Limited Liability Company Professional Limited Liability Company

FIRST: The current name of this Limited Liability Company is:

The Montana Power, L.L.C

SECOND: The name is hereby amended to be:

NorthWestern Energy, L.L.C

THIRD: The date the articles of organization were filed is 09/28/00.

By:/s/ Eric Jacobsen

Eric Jacobsen

Vice President, General Counsel

& Chief Legal Officer

3/19/02

Date

Exhibit 3(d)

LIMITED LIABILITY COMPANY OPERATING AGREEMENT

OF

THE MONTANA POWER L.L.C.

This Limited Liability Company Operating Agreement (this "Agreement") of MPC The Montana Power L.L.C. is entered into by Touch America Holdings, Inc., as a member (the "Member").

The Member hereby forms a limited liability company pursuant to and in accordance with the Montana Limited Liability Company Act (§35-8-101 et. seq. M.C.A.), as amended from time to time (the "Act"), and hereby agrees as follows:

1.Name. The name of the limited liability company formed hereby is The Montana Power L.L.C. (the "Company").

2.Purpose. The Company is formed for the object and purpose of, and the nature of the business to be conducted and promoted by the Company is, engaging in any lawful business, purpose or activity for which limited liability companies may be formed under the Act and engaging in any and all activities necessary or incidental to the foregoing.

3.Principal Office. The address of the principle office of the Company in the State of Montana is 40 E Broadway, Butte, Montana 59701.

4.Registered Agent. The name and address of the registered agent of the Company for service of process on the Company in the State of Montana is Corporation Service Company, 6 West Sixth Avenue, Helena, Montana 59601.

5.Member. The name and mailing address of the Member is as follows:

Name	Mailing Address
Touch America Holdings, Inc.	40 E. Broadway Street Butte, Montana 59701-9394

6.Management. The business and affairs of the Company shall be managed by the Member, who shall serve as its manager (the "Manager"). The Manager shall have the authority to exercise all powers necessary and convenient for the purposes of the Company in the name and on behalf of the Company and shall be authorized in the name and on behalf of the Company to approve, execute and deliver any and all agreements, instruments, certificates or other documents. Without limiting the foregoing grant of authority, the Manager is hereby designated as an authorized person, within the meaning of the Act, to execute, deliver and file the Articles of Organization of the Company (and any amendments or restatements thereof) and any other certificates (and any amendments or restatements thereof) necessary for the Company to qualify to do business in any jurisdiction in which the Company may desire to conduct business.

7.Capital Contributions. The Member of the LLC be, and hereby is, authorized and directed to issue to Touch America Holdings, Inc. a certificate for 10 Units upon receipt of the capital contribution of $500. The form of certificate of Units of the LLC, submitted to the Members, is adopted as the certificate to represent the Units of the corporation, and that a specimen thereof be annexed to the minutes of this meeting.

8.Maintenance of Capital Accounts. A capital account shall be established and maintained in the Company's books for the Member.

9.Allocation of Profits and Losses. All of the profits and losses of the Company shall be allocated to the Member.

10.Allocation and Making of Distributions. All distributions of cash or assets of the Company shall be allocated to the Member. Subject to any applicable requirements of the Act, distributions shall be made to the Member at the times and in the aggregate amounts determined by the Member.

11.Assignments. The Member may sell, transfer, pledge or otherwise assign in whole or in part the Member's limited liability company interest in the capital, profits, losses, and distributions of cash or assets of the Company and in the Member's other rights as a member of the Company under this Agreement and under the Act. Upon the assignment of the entire record and beneficial limited liability company interest of the Member, the Member shall cease to be a member of the Company.

12.Admission of Additional Members. One or more additional members may be admitted to the Company by means of one or more amendments of this Agreement.

13.Liability of Members. The members of the Company shall not have any liability for the obligations or liabilities of the Company except to the extent provided in the Act.

14.Exculpation and Indemnification. (a) Notwithstanding any other terms of this Agreement, whether express or implied, or obligation or duty at law or in equity, neither the members of the Company, the Manager, nor (if any) any of their respective officers, directors, shareholders, partners, employees, representatives or agents nor any officer, employee, representative or agent of the Company or any of its affiliates (individually, a "Covered Person" and collectively, the "Covered Persons") shall be liable to the Company or any member thereof for any act or omission taken or omitted in good faith by a Covered Person and in the reasonable belief that such act or omission is in or is not contrary to the best interests of the Company and is within the scope of authority granted to such Covered Person; provided that such act or omission does not constitute fraud, willful misconduct, bad faith or gross negligence.

(b)To the fullest extent permitted by law, the Company shall indemnify and hold harmless each Covered Person from and against any and all losses, claims, demands, liabilities, expenses, judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, in which the Covered Person may be involved, or threatened to be involved, as a party or otherwise, by reason of the Covered Person's management of the affairs of the Company or which relates to or arises out of the Company, its property, its business or its affairs. A Covered Person shall not be entitled to indemnification under this Section 14 with respect to any claim, issue or matter in which it has engaged in fraud, willful misconduct, bad faith or gross negligence. To the fullest extent permitted by law, expenses (including legal fees) incurred by a Covered Person in defending any such claim, demand, action, suit or proceeding shall, from time to time, be advanced by the Company prior to the final disposition of such claim, demand, action, suit or proceeding upon receipt by the Company of an undertaking by or on behalf of the Covered Person to repay such amount if it shall be determined that the Covered Person is not entitled to be indemnified as authorized in this Section 14.

15.Separability of Provisions. Each provision of this Agreement shall be considered separable and if for any reason any provision or provisions herein are determined to be invalid, unenforceable or illegal under any existing or future law, such invalidity, unenforceability or illegality shall not impair the operation of or affect those portions of this Agreement which are valid, enforceable and legal.

16.Governing Law. This Agreement shall be governed by, and construed under, the law of the State of Montana (without regard to conflict of laws principles).

17.Amendments. This Agreement may not be modified, altered, supplemented or amended except pursuant to a written agreement executed and delivered by all of the then existing members of the Company.

IN WITNESS WHEREOF, the undersigned, intending to be legally bound hereby, has duly executed this Agreement as of September 28, 2000.

Touch America Holdings, Inc.

By:/S/ Jerrold P. Pederson

Jerrold P. Pederson

Vice President, Chief Financial

Officer and Treasurer

Exhibit 4(u)

THE MONTANA POWER COMPANY

TO

THE BANK OF NEW YORK

AND

DOUGLAS J. MACINNES

As Trustees under The Montana

Power Company's Mortgage and

Deed of Trust, dated as of

October 1, 1945

______________

TWENTIETH SUPPLEMENTAL INDENTURE

Providing, among other things, for

First Mortgage Bonds, 7.30% Series due 2006

______________

Dated as of November 1, 2001

TWENTIETH SUPPLEMENTAL INDENTURE

______________

TWENTIETH SUPPLEMENTAL INDENTURE, dated as of November 1, 2001, between The Montana Power Company, a corporation of the State of Montana (successor by merger to The Montana Power Company, a corporation of the State of New Jersey), whose post office address is 40 East Broadway, Butte, Montana 59701 (hereinafter sometimes called the Company), and THE BANK OF NEW YORK, a banking corporation of the State of New York, whose principal corporate trust office is located at 101 Barclay Street, New York, New York 10286 (successor to Morgan Guaranty Trust Company of New York (formerly Guaranty Trust Company of New York))(hereinafter sometimes called the Corporate Trustee), and DOUGLAS J. MACINNES, whose post office address is c/o The Bank of New York, 101 Barclay Street, New York, New York 10286 (successor to Arthur E. Burke, Karl R. Henrich, H.H. Gould, R. Amundsen, P.J. Crowley and W.T. Cunningham) (said Douglas J. MacInnes being hereinafter sometimes called the Co-Trustee; and the Corporate Trustee and the C o-Trustee being hereinafter together sometimes called the Trustees), as Trustees under the Mortgage and Deed of Trust, dated as of October 1, 1945 (hereinafter called the Mortgage and, together with any indentures supplemental thereto, hereinafter sometimes called the Indenture), which Mortgage was executed and delivered by The Montana Power Company, a corporation of the State of New Jersey (hereinafter sometimes called the Company-New Jersey) to Guaranty Trust Company of New York and Arthur E. Burke, to secure the payment of bonds issued or to be issued under and in accordance with the provisions of the Mortgage, reference to which Mortgage is hereby made, this instrument (hereinafter called the Twentieth Supplemental Indenture) being supplemental thereto;

WHEREAS, by the Mortgage, the Company-New Jersey covenanted that it would execute and deliver such supplemental indenture or indentures and such further instruments and do such further acts as might be necessary or proper to carry out more effectually the purposes of the Indenture and to make subject to the lien of the Indenture any property thereafter acquired, made or constructed and intended to be subject to the lien thereof; and

WHEREAS, the Company-New Jersey executed and delivered to the Trustees its First Supplemental Indenture, dated as of May 1, 1954 (hereinafter called the First Supplemental Indenture); and its Second Supplemental Indenture, dated as of April 1, 1959 (hereinafter called the Second Supplemental Indenture); and

WHEREAS, the Company-New Jersey was merged into the Company on November 30, 1961, and to evidence the succession of the Company to the Company-New Jersey and the assumption by the Company of the covenants and conditions of the Company-New Jersey in the bonds and in the Indenture contained and to enable the Company to have and exercise the powers and rights of the Company-New Jersey under the Indenture in accordance with the terms thereof, the Company executed and delivered to the Trustees its Third Supplemental Indenture, dated as of November 30, 1961 (hereinafter called the Third Supplemental Indenture); and

WHEREAS, the Company executed and delivered to the Trustees its Fourth Supplemental Indenture, dated as of April 1, 1970 (hereinafter called the Fourth Supplemental Indenture); its Fifth Supplemental Indenture, dated as of April 1, 1971 (hereinafter called the Fifth Supplemental Indenture); its Sixth Supplemental Indenture, dated as of March 1, 1974 (hereinafter called the Sixth Supplemental Indenture); its Seventh Supplemental Indenture, dated as of December 1, 1974 (hereinafter called the Seventh Supplemental Indenture); its Eighth Supplemental Indenture, dated as of July 1, 1975 (hereinafter called the Eighth Supplemental Indenture); its Ninth Supplemental Indenture, dated as of December 1, 1975 (hereinafter called the Ninth Supplemental Indenture); its Tenth Supplemental Indenture, dated as of January 1, 1979 (hereinafter called the Tenth Supplemental Indenture); its Eleventh Supplemental Indenture, dated as of October 1, 1983 (hereinafter called the Eleventh Su pplemental Indenture); its Twelfth Supplemental Indenture, dated as of January 1, 1984 (hereinafter called the Twelfth Supplemental Indenture); its Thirteenth Supplemental Indenture, dated as of December 1, 1991 (hereinafter called the Thirteenth Supplemental Indenture); its Fourteenth Supplemental Indenture, dated as of January 1, 1993 (hereinafter called the Fourteenth Supplemental Indenture); its Fifteenth Supplemental Indenture, dated as of March 1, 1993 (hereinafter called the Fifteenth Supplemental Indenture); its Sixteenth Supplemental Indenture, dated as of May 1, 1993 (hereinafter called the Sixteenth Supplemental Indenture); its Seventeenth Supplemental Indenture, dated as of December 1, 1993 (hereinafter called the Seventeenth Supplemental Indenture) its Eighteenth Supplemental Indenture, dated as of August 5, 1994 (hereinafter called the Eighteenth Supplemental Indenture) and its Nineteenth Supplemental Indenture, dated as of December 16, 1999 (hereinafter called the Nineteenth Supplemental Indenture); and

WHEREAS, the Mortgage and the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, Seventeenth, Eighteenth and Nineteenth Supplemental Indentures were recorded in the official records of various counties and states as required by the Indenture; and

WHEREAS, the Company expects to record this Twentieth Supplemental Indenture in the official records of various counties and states as required by the Indenture; and

WHEREAS, an instrument dated March 15, 1955 was executed by the Company-New Jersey appointing Karl R. Henrich as Co-Trustee in succession to said Arthur E. Burke, resigned, under the Mortgage and by Karl R. Henrich accepting the appointment as Co-Trustee under the Mortgage in succession to said Arthur E. Burke, which instrument was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, an instrument dated June 29, 1962 was executed by the Company appointing H.H. Gould as Co-Trustee in succession to said Karl R. Henrich, resigned, under the Mortgage and by H.H. Gould accepting the appointment as Co-Trustee under the Mortgage in succession to said Karl R. Henrich, which instrument was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, an instrument dated June 22, 1973 was executed by the Company appointing R. Amundsen as Co-Trustee in succession to said H.H. Gould, resigned, under the Mortgage and by R. Amundsen accepting the appointment as Co-Trustee under the Mortgage in succession to said H.H. Gould, which instrument was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, an instrument dated July 1, 1986 was executed by the Company appointing P.J. Crowley as Co-Trustee in succession to said R. Amundsen, resigned, under the Mortgage and by P.J. Crowley accepting the appointment as Co-Trustee under the Mortgage in succession to said R. Amundsen, which instrument was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, by the Eighteenth Supplemental Indenture, the Company appointed (i) W.T. Cunningham as Co-Trustee in succession to said P.J. Crowley, resigned, under the Mortgage and W.T. Cunningham accepted the appointment as Co-Trustee under the Mortgage in succession to said P.J. Crowley, and (ii) The Bank of New York as Corporate Trustee in succession to Morgan Guaranty Trust Company of New York, resigned, under the Mortgage and The Bank Of New York accepted the appointment as Corporate Trustee under the Mortgage in succession to said Morgan Guaranty Trust Company of New York, which supplemental indenture was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, an instrument dated March 29, 1999 was executed by the Company appointing Douglas J. MacInnes as Co-Trustee in succession to said W.T. Cunningham, resigned, under the Mortgage and by Douglas J. MacInnes accepting the appointment as Co-Trustee under the Mortgage in succession to said W.T. Cunningham, which instrument was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, in addition to the property described in the Mortgage, the Company has acquired certain other property, rights and interests in property; and

WHEREAS, the Company-New Jersey or the Company has heretofore issued, in accordance with the provisions of the Mortgage, the following series of First Mortgage Bonds:

Series	Principal Amount Issued	Principal Amount Outstanding
2-7/8% Series due 1975	$40,000,000	NONE
3-1/8% Series due 1984	6,000,000	NONE
4-1/2% Series due 1989	15,000,000	NONE
8-1/4% Series due 1974	30,000,000	NONE
7-1/2% Series due 2001	25,000,000	NONE
8-5/8% Series due 2004	60,000,000	NONE
8-3/4% Series due 1981	30,000,000	NONE
9.60% Series due 2005	35,000,000	NONE
9.70% Series due 2005	65,000,000	NONE
9-7/8% Series due 2009	50,000,000	NONE
11-3/4% Series due 1993	75,000,000	NONE
10/10-1/8% Series due 2004/2014	80,000,000	NONE
8-1/8% Series due 2014	41,200,000	NONE
7.70% Series due 1999 (Fourteenth)	55,000,000	NONE
8-1/4% Series due 2007 (Fifteenth)	55,000,000	$365,000
8.95% Series due 2022 (Sixteenth)	50,000,000	1,446,000
Secured Medium-Term Notes (Seventeenth)	68,000,000	28,000,000
7% Series due 2005 (Eighteenth)	50,000,000	5,386,000
6-1/8% Series due 2023 (Nineteenth)	90,205,000	90,205,000
5.90% Series due 2023 (Twentieth)	80,000,000	80,000,000
0% Series due 1999	210,321,007	NONE

which bonds are also hereinafter sometimes called bonds of the First through Twenty-first Series, respectively; and

WHEREAS, Section 8 of the Mortgage provides that the form of each series of bonds (other than the First Series) issued thereunder and of the coupons to be attached to coupon bonds of such series shall be established by Resolution of the Board of Directors of the Company and that the form of such series, as established by said Board of Directors, shall specify the descriptive title of the bonds and various other terms thereof, and may also contain such provisions not inconsistent with the provisions of the Indenture as the Board of Directors may, in its discretion, cause to be inserted therein expressing or referring to the terms and conditions upon which such bonds are to be issued and/or secured under the Indenture; and

WHEREAS, Section 120 of the Mortgage provides, among other things, that any power, privilege or right expressly or impliedly reserved to or in any way conferred upon the Company by any provision of the Indenture, whether such power, privilege or right is in any way restricted or is unrestricted, may be in whole or in part waived or surrendered or subjected to any restriction if at the time unrestricted or to additional restriction if already restricted, and the Company may enter into any further covenants, limitations or restrictions for the benefit of any one or more series of bonds issued thereunder, or the Company may cure any ambiguity contained therein or in any supplemental indenture or may (in lieu of establishment by Resolution as provided in Section 8 of the Mortgage) establish the terms and provisions of any series of bonds other than said First Series, by an instrument in writing acknowledged by the Company in such manner as would be necessary to entitle a conveyance of real estate to record in all of the states in which any property at the time subject to the lien of the Indenture shall be situated; and

WHEREAS, the Company now desires to create a new series of bonds and (pursuant to the provisions of Section 120 of the Mortgage) to add to its covenants and agreements contained in the Mortgage as supplemented; and

WHEREAS, the execution and delivery by the Company of this Twentieth Supplemental Indenture, and the terms of the bonds of the Twenty-second Series hereinafter referred to, have been duly authorized by the Company's Board of Directors and Executive Committee of such Board by appropriate resolutions of that Board and Committee;

NOW, THEREFORE, THIS INDENTURE WITNESSETH: That the Company, in consideration of the premises and of $1.00 to it duly paid by the Trustees at or before the ensealing and delivery of these presents, the receipt whereof is hereby acknowledged, and in further evidence of assurance of the estate, title and rights of the Trustees and in order further to secure the payment of both the principal of and interest and premium, if any, on the bonds from time to time issued under the Indenture, according to their tenor and effect and the performance of all the provisions of the Indenture (including any modification made as in the Mortgage provided) and of said bonds, and to confirm the lien of the Mortgage on certain after-acquired property, hereby grants, bargains, sells, releases, conveys, assigns, transfers, mortgages, pledges, sets over and confirms (subject, however, to Excepted Encumbrances as defined in Section 6 of the Mortgage, as heretofore supplemented) unto Douglas J. MacInnes and (to the extent of its l egal capacity to hold the same for the purposes hereof) to The Bank of New York, as Trustees under the Indenture, and to their successor or successors in said trust, and to said Trustees and their successors and assigns forever, all property, real, personal and mixed, of the kind or nature specifically mentioned in the Mortgage, as heretofore supplemented, or of any other kind or nature (whether or not located in the State of Montana), acquired by the Company after the date of the execution and delivery of the Mortgage, as heretofore supplemented (except any herein or in the Mortgage, as heretofore supplemented, expressly excepted), now owned or, subject to the provisions of subsection (I) of Section 87 of the Mortgage, hereafter acquired by the Company (by purchase, consolidation, merger, donation, construction, erection or in any other way) and wheresoever situated, including (without in anywise limiting or impairing by the enumeration of the same the scope and intent of the foregoing or of any general des cription contained in the Indenture) all lands, power sites, flowage rights, water rights, water locations, water appropriations, ditches, flumes, reservoirs, reservoir sites, canals, raceways, dams, dam sites, aqueducts, and all other rights or means for appropriating, conveying, storing and supplying water; all rights of way and roads; all plants for the generation of electricity by steam, water and/or other power; all powerhouses, gas plants, street lighting systems, standards and other equipment incidental thereto, telephone, radio and television systems, air-conditioning systems and equipment incidental thereto, water works, water systems, steam heat and hot water plants, substations, lines, service and supply systems, bridges, culverts, tracks, ice or refrigeration plants and equipment, offices, buildings and other structures and the equipment thereof; all machinery, engines, boilers, dynamos, electric, gas and other machines, regulators, meters, transformers, generators, motors, electrical, gas and me chanical appliances, conduits, cables, water, steam heat, gas or other pipes, gas mains and pipes, service pipes, fittings, valves and connections, pole and transmission lines, wires, cables, tools, implements, apparatus, furniture and chattels; all franchises, consents or permits; all lines for the transmission and distribution of electric current, gas, steam heat or water for any purpose including towers, poles, wires, cables, pipes, conduits, ducts and all apparatus for use in connection therewith; all real estate, lands, easements, servitudes, licenses, permits, franchises, privileges, rights of way and other rights in or relating to real estate or the occupancy of the same and (except as herein or in the Mortgage, as heretofore supplemented, expressly excepted) all the right, title and interest of the Company in and to all other property of any kind or nature appertaining to and/or used and/or occupied and/or enjoyed in connection with any property hereinbefore or in the Mortgage, as heretofore suppleme nted, described.

TOGETHER with all and singular the tenements, hereditaments, prescriptions, servitudes and appurtenances belonging or in anywise appertaining to the aforesaid property or any part thereof, with the reversion and reversions, remainder and remainders and (subject to the provisions of Section 57 of the Mortgage) the tolls, rents, revenues, issues, earnings, income, product and profits thereof, and all the estate, right, title and interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the aforesaid property and franchises and every part and parcel thereof.

IT IS HEREBY AGREED by the Company that, subject to the provisions of subsection (I) of Section 87 of the Mortgage, all the property, rights, and franchises acquired by the Company (by purchase, consolidation, merger, donation, construction, erection or in any other way) after the date hereof, except any herein or in the Mortgage, as heretofore supplemented, expressly excepted, shall be and are as fully granted and conveyed hereby and as fully embraced within the lien hereof and the lien of the Mortgage, as heretofore supplemented, as if such property, rights and franchises were now owned by the Company and were specifically described herein and conveyed hereby.

PROVIDED that the following are not and are not intended to be now or hereafter granted, bargained, sold, released, conveyed, assigned, transferred, mortgaged, hypothecated, affected, pledged, set over or confirmed hereunder and are hereby expressly excepted from the lien and operation of the Mortgage, as supplemented, viz: (1) cash, shares of stock, bonds, notes and other obligations and other securities not specifically pledged, paid, deposited, delivered or held under the Mortgage, as supplemented, or covenanted so to be; (2) merchandise, equipment, apparatus, materials or supplies held for the purpose of sale or other disposition in the usual course of business; fuel, oil and similar materials and supplies consumable in the operation of any of the properties of the Company; all aircraft, tractors, rolling stock, trolley coaches, buses, motor coaches, automobiles, motor trucks, and other vehicles and materials and supplies held for the purpose of repairing or replacing (in whole or part) any of the sa me; (3) bills, notes and accounts receivable, judgments, demands and chooses in action, and all contracts, leases and operating agreements not specifically pledged under the Mortgage, as supplemented, or covenanted so to be; the Company's contractual rights or other interest in or with respect to tires not owned by the Company; (4) the last day of the term of any lease or leasehold which may be or become subject to the lien of the Mortgage, as supplemented; (5) electric energy, gas, steam, water, ice, and other materials or products generated, manufactured, produced, purchased or acquired by the Company for sale, distribution or use in the ordinary course of its business; all timber, minerals, mineral rights and royalties and all Gas and Oil Production Property, as defined in Section 4 of the Mortgage, as supplemented; (6) the Company's franchise to be a corporation; and (7) any property heretofore released pursuant to any provisions of the Indenture and not heretofore disposed of by the Company; provided , however, that the property and rights expressly excepted from the lien and operation of the Mortgage, as supplemented, in the above subdivisions (2) and (3) shall (to the extent permitted by law) cease to be so excepted in the event and as of the date that either or both of the Trustees or a receiver or trustee shall enter upon and take possession of the Mortgaged and Pledged Property in the manner provided in Article XIII of the Mortgage by reason of the occurrence of a Default as defined in Section 65 thereof.

TO HAVE AND TO HOLD all such properties, real, personal and mixed, granted, bargained, sold, released, conveyed, assigned, transferred, mortgaged, pledged, set over or confirmed by the Company as aforesaid, or intended so to be, unto DOUGLAS J. MACINNES and (to the extent of its legal capacity to hold the same for the purposes hereof) unto THE BANK OF NEW YORK, as Trustees, and their successors and assigns forever.

IN TRUST NEVERTHELESS, for the same purposes and upon the same terms, trusts and conditions and subject to and with the same provisos and covenants as are set forth in the Mortgage, as supplemented, this Twentieth Supplemental Indenture being supplemental thereto.

AND IT IS HEREBY COVENANTED by the Company that all the terms, conditions, provisos, covenants and provisions contained in the Mortgage, as supplemented, shall affect and apply to the property hereinbefore described and conveyed and to the estate, rights, obligations and duties of the Company and the Trustees and the beneficiaries of the trust with respect to said property, and to the Trustees and their successors as Trustees of said property in the same manner and with the same effect as if the said property had been owned by the Company-New Jersey at the time of the execution of the Mortgage, and had been specifically and at length described in and conveyed to the Trustees, by the Mortgage as a part of the property therein stated to be conveyed.

The Company further covenants and agrees to and with the Trustees and their successors in said trust under the Indenture, as follows:

ARTICLE I

Twenty-Second Series of First Mortgage Bonds

Section 1.01.General Terms of Bonds to be Issued.

(a) There is hereby created a series of bonds designated: "7.30% Series due 2006" (herein sometimes referred to as the "Twenty-second Series;" and the bonds of such Twenty-second Series are hereinafter sometimes referred to as the "Bonds"), each of which shall bear the descriptive title "First Mortgage Bond." Bonds of the Twenty-second Series shall mature on December 1, 2006 and shall be issued as fully registered bonds in minimum denominations of $100,000 and integral multiples of $1,000 in excess thereof; they shall bear interest at the rate of 7.30% per annum payable in arrears, subject to adjustment as described in Section 1.02 herein, the first interest payment to be made on June 1, 2002 and shall be for the period from the date of first authentication of the Bonds to June 1, 2002, with subsequent interest payments payable semiannually on December 1 and June 1 of each year (each such payment date, a n "Interest Payment Date"); the principal of and interest on each Bond to be payable at the office or agency of the Company in the Borough of Manhattan, The City of New York, in such coin or currency of the United States of America as at the time of payment is legal tender for public and private debts. The Bonds shall be dated as in Section 10 of the Mortgage provided.

The Bonds (i) if issued to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act; each, a "QIB"), in reliance on Rule 144A under the Securities Act or (ii) if issued in offshore transactions to Non-U.S. Persons in reliance on Regulation S, shall be issued in the form of one or more Global Bonds substantially in the form of Exhibit A or Exhibit B hereto, respectively, and shall be deposited on behalf of the purchasers of the Bonds represented thereby with the Corporate Trustee as custodian for The Depository Trust Company ("DTC") or such other depositary as may be subsequently designated (the "Depositary"), shall be registered in the name of the Depositary or a nominee of the Depositary and the aggregate principal amount of Bonds so issued may from time to time be increased or decreased by adjustments made on the records of the Corporate Trustee and the Depositary or its nominee.

At the option of the registered owner, any Bonds, upon surrender thereof for cancellation at the office or agency of the Company in the Borough of Manhattan, The City of New York, shall be exchangeable for a like aggregate principal amount of bonds of the same series of other authorized denominations.

The Bonds shall be transferable upon the surrender thereof for cancellation, together with a written instrument of transfer in form approved by the Registrar, duly executed by the registered owner or by his duly authorized attorney, at the office or agency of the Company in the Borough of Manhattan, The City of New York.

Upon any exchange or transfer of Bonds, the Company may make a charge therefor sufficient to reimburse it for any tax or taxes or other governmental charge, as provided in Section 12 of the Mortgage, but the Company hereby waives any right to make a charge in addition thereto for any exchange or transfer of Bonds.

(b) Upon the delivery of this Twentieth Supplemental Indenture, Bonds in the aggregate principal amount of $150,000,000 are to be issued and delivered, pursuant to Article VI of the Mortgage, forthwith and will be Outstanding in addition to $365,000 aggregate principal amount of Bonds of the Fifteenth Series Outstanding, $1,446,000 aggregate principal amount of Bonds of the Sixteenth Series Outstanding, $28,000,000 aggregate principal amount of Bonds of the Seventeenth Series Outstanding, $5,386,000 aggregate principal amount of Bonds of the Eighteenth Series Outstanding, $90,205,000 aggregate principal amount of Bonds of the Nineteenth Series Outstanding and $80,000,000 aggregate principal amount of Bonds of the Twentieth Series Outstanding at the date of delivery of this Twentieth Supplemental Indenture.

Section 1.02.Redemption.

(a) The Bonds will not be subject to any mandatory redemption, sinking fund or other obligation of the Company to amortize, redeem or retire the Bonds and, in any case, the Bonds shall not be redeemable prior to maturity at the option of any holder of Bonds. Bonds of the Twenty-second Series shall be redeemable, however, at the option of the Company and pursuant to the requirements of the Indenture in whole or in part at anytime and from time to time, prior to maturity, upon notice to the holders of such Bonds by first class mail, mailed not less than 30 days but not more than 60 days prior to the date on which such Bonds are fixed to be redeemed (such date fixed for redemption, the "Redemption Date"), in cash at a redemption price (the "Redemption Price") equal to (i) the greater of: (A) one hundred per centum (100%) of the principal amount of Bonds to be redeemed then Outstanding, and (B) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the Redemption Date discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as hereinafter defined), plus (ii) accrued and unpaid interest to the Redemption Date, as calculated by an Independent Investment Banker (as hereinafter defined); provided, however, that such Redemption Price and other terms shall be in accordance with a Resolution of the Company's Board of Directors which Resolution shall be filed with the Corporate Trustee referring to this Twentieth Supplemental Indenture.

(b) In the event of any redemption of the Bonds, neither the Company nor the Corporate Trustee shall be required to (i) register the transfer of or exchange any Bonds during a period beginning at the opening of 15 days before any selection for redemption of such Bonds and ending at the close of business on the earliest date on which the relevant notice of redemption is deemed to have been given to all holders of Bonds to be redeemed or (ii) register the transfer of or exchange any Bonds so selected for redemption, in whole or in part, except the unredeemed portion of any Bonds being redeemed in part. Unless the Company defaults in payment of the redemption price, on and after the Redemption Date interest will cease to accrue on the Bonds of this series or portions thereof called for redemption.

(c) If the Company elects to redeem the Bonds in part, the Corporate Trustee shall select a fair and appropriate manner in which to determine which of the Bonds Outstanding are to be redeemed; provided that such manner shall be pursuant to the requirements of the Indenture.

(d) For purposes of this Section 1.02:

"Adjusted Treasury Rate" means, with respect to any Redemption Date:

    the yield, under the heading which represents the average for the immediately preceding week, appearing in the most recently published statistical release designated "H.15(519)" or any successor publication which is published weekly by the Board of Governors of the Federal Reserve System and which establishes yields on actively traded United States Treasury securities adjusted to constant maturity under the caption "Treasury Constant Maturities," for the maturity corresponding to the Comparable Treasury Issue (as hereinafter defined) (if no maturity is within three months before or after the Remaining Life (as hereinafter defined), yields for the two published maturities most closely corresponding to the Comparable Treasury Issue will be determined and the Adjusted Treasury Rate will be interpolated or extrapolated from such yields on a straight line basis, rounding to the nearest month); or
    if such release (or any successor release) is not published during the week preceding the calculation date or does not contain such yields), the rate per annum equal to the semi-annual equivalent yield to maturity of the Comparable Treasury Issue, calculated using a price for the Comparable Treasury Issue (expressed as a percentage of its principal amount) equal to the Comparable Treasury Price (as hereinafter defined) for such Redemption Date.

The Adjusted Treasury Rate will be calculated on the third Business Day (as hereinafter defined) preceding the Redemption Date.

"Comparable Treasury Issue" means the United States Treasury security selected by an Independent Investment Banker (as hereinafter defined) as having a maturity comparable to the remaining term of the Bonds to be redeemed that would be used, at the time of selection and in accordance with customary financial practice, in pricing new issues of corporate debt securities of comparable maturity to the remaining term of such Bonds (the "Remaining Life").

"Comparable Treasury Price" means (1) the average of five Reference Treasury Dealer Quotations (as hereinafter defined) for such Redemption Date, after excluding the highest and lowest Reference Treasury Dealer Quotations, or (2) if the Independent Investment Banker (as hereinafter defined) obtains fewer than five such Reference Treasury Dealer Quotations, the average of all such quotations.

"Independent Investment Banker" means Salomon Smith Barney Inc. and its successors, or if that firm is unwilling or unable to serve as such, an independent investment and banking institution or national standing appointed by the Company.

"Reference Treasury Dealer" means:

    Salomon Smith Barney Inc. and its successors; provided that, if Salomon Smith Barney Inc. ceases to be a primary U.S. Government securities dealer in New York City ("Primary Treasury Dealer"), we will substitute another Primary Treasury Dealer; and
    up to four other Primary Treasury Dealers selected by the Company.

"Reference Treasury Dealer Quotations" means, with respect to each Reference Treasury Dealer and any Redemption Date, the average, as determined by the Independent Investment Banker, of the bid and asked prices for the Comparable Treasury Issue (expressed in each case as a percentage of its principal amount) quoted in writing to the Independent Investment Banker at 5:00 p.m., New York City time, on the third Business Day preceding such Redemption Date.

The Corporate Trustee shall be under no duty to inquire into, may conclusively presume the correctness of, and shall be fully protected in acting upon the calculation by the Independent Investment Banker of any Redemption Price of the Bonds.

Section 1.03.Interest.

The Bonds shall bear interest for each Interest Period (as hereinafter defined) at a rate per annum of 7.30%, subject to adjustment as described in this Section 1.03.

The rate of interest to be borne by the Bonds (the "Interest Rate") for each Interest Period shall be equal to 7.30% per annum plus any applicable Total Adjustment Rate (as hereinafter defined) per annum effective on the immediately succeeding Interest Payment Date and shall be applicable to the entire Interest Period in respect of which interest is payable on such Interest Payment Date; provided that the Bonds will be subject to adjustment only through and including the thirtieth day (such day, the "Fixed Date") after the consummation of the sale of substantially all of the Company's gas and electric utility business to NorthWestern Corporation (such sale pursuant to the Unit Purchase Agreement among the Company, NorthWestern Corporation and Touch American Holdings, Inc., dated as of September 29, 2000); and provided further that the Interest Rate in effect on the Fixed Date shall no longer be subject to adjustment and shall be, for so long as any Bonds rem ain Outstanding, equal to the Interest Rate that would exist if the Interest Rate were to be determined as described in this Section 1.03 on such Fixed Date. The Company shall notify the Corporate Trustee in writing at the principal corporate trust office of the Corporate Trustee of the Fixed Date promptly following the consummation of such sale, if any.

Prior to the Fixed Date, if any, in the event Moody's Investors Service, Inc. ("Moody's) or Standard & Poor's Rating Services ("S&P") have assigned to the Company's long-term secured debt a rating (a "Rating") listed under their respective names in the table immediately below as of any date within an Interest Period, the Company shall use the Adjustment Amount opposite such Rating below (an "Adjustment Amount") to determine the Total Adjustment Rate effective on the applicable Interest Payment Date. The "Total Adjustment Rate," if any, shall equal the sum of the applicable Moody's Adjustment Amount opposite the then-existing Moody's Rating below plus the applicable S&P Adjustment Amount opposite the then-existing S&P Rating below.

Interest Rate Adjustments

Moody's Rating	"Moody's Adjustment
Amount"
Baa1	0.000%
Baa2	0.100%
Baa3	0.250%
Ba1	0.750%

S&P Rating	"S&P Adjustment
Amount"
BBB+	0.100%
BBB	0.200%
BBB-	0.350%
BB+	0.850%

If, prior to the Fixed Date, either Moody's or S&P changes its Rating subsequent to an adjustment in the Interest Rate as a result of a previous Rating change by Moody's or S&P, the Interest Rate on the Bonds will be readjusted in accordance with the table above and the paragraph immediately above.

The period commencing on an Interest Payment Date and ending on the day preceding the next succeeding Interest Payment Date shall be an "Interest Period;" provided that the first Interest Period shall begin on the date of the first authentication of the Bonds and extend through May 31, 2002, the day preceding the first Interest Payment Date.

Interest payments for the Bonds will be computed and paid on the basis of a 360-day year of twelve 30-day months. If an Interest Payment Date or Redemption Date falls on a day that is not a Business Day, such Interest Payment Date or Redemption Date, as the case may be, will be the immediately succeeding Business Day with the same force and effect as if made on the original Interest Payment Date or Redemption Date, as the case may be, and no interest shall accrue for the period from and after such original Interest Payment Date or Redemption Date, as the case may be. All dollar amounts resulting from such calculation will be rounded, if necessary, to the nearest cent with one-half cent rounded upward.

No later than the day immediately succeeding the Fixed Date and upon any change in a Rating prior to the Fixed Date, the Company shall notify the Corporate Trustee promptly in writing upon any change in any Rating from a previously existing Rating, such notice stating the new Rating and the effective date of such Rating. The Corporate Trustee may conclusively presume that there has been no change in a Rating unless and until the Corporate Trustee shall have received at its principal corporate trust office such notice in writing from the Company. Upon the request of a Holder of a Bond, the Corporate Trustee shall provide to such Holder information for the then-current Interest Period, based on information received from the Company, regarding the Interest Rate for such Interest Period.

Interest on any Bond which is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name that Bond (or one or more Predecessor Bonds) is registered at the close of business on the Record Date for such interest; provided, however, that interest payable at maturity (whether the stated maturity or maturity resulting from declaration of acceleration, call for redemption or otherwise) shall be payable to the Person to whom the principal of such Bond shall be payable.

Section 1.04.Restrictions on Transfer and Exchange of Bonds.

(a)Transfer and Exchange of Global Bonds. A Global Bond may not be transferred as a whole except by the Depositary to a nominee of the Depositary, by a nominee of the Depositary to the Depositary or to another nominee of the Depositary, or by the Depositary or any such nominee to a successor Depositary or a nominee of such successor Depositary. All Global Bonds will be exchanged by the Company for Certificated Bonds if (i) the Company delivers to the Corporate Trustee written notice from the Depositary that it is unwilling or unable to continue to act as Depositary or that it is no longer a clearing agency registered under the Exchange Act and, in either case, a successor Depositary is not appointed by the Company within 120 days after the date of such notice from the Depositary; (ii) the Company in its sole discretion determines that the Global Bonds (in whole but not in part) should be exchanged for Certificated Bonds and delivers a written notice to such effect to the Corporate Trustee or (iii) there shall have occurred and be continuing a Default with respect to the Bonds; provided that in no event shall the Regulation S Global Bond be exchanged by the Company for Certificated Bonds prior to (x) the expiration of the Distribution Compliance Period and (y) the receipt by the Registrar of any certificates required pursuant to Rule 903 under the Securities Act as the Registrar shall be advised by the Company. Upon the occurrence of either of the preceding events in (i), (ii) or (iii) above, Certificated Bonds shall be issued in such names as the Depositary shall instruct the Corporate Trustee. Global Bonds also may be exchanged or replaced, in whole or in part, as provided in this Section 1.04 and pursuant to Sections 15 and 16 of the Mortgage as heretofore amended and supplemented. Every Bond authenticated and made available for delivery in exchange for, or in lieu of, a Global Bond or any portion thereof, pursuant to this Section 1.04 and pursuant to Sectio ns 15 and 16 of the Mortgage as heretofore amended and supplemented, shall be authenticated and made available for delivery in the form of, and shall be, a Global Bond. A Global Bond may not be exchanged for another Bond other than as provided in this Section 1.04(a); however, beneficial interests in a Global Bond may be transferred and exchanged as provided in Section 1.04(b) or (c) hereof.

(b)Transfer and Exchange of Beneficial Interests in the Global Bonds. The transfer and exchange of beneficial interests in the Global Bonds shall be effected through the Depositary, in accordance with the provisions of this Supplemental Indenture and the Applicable Procedures. Beneficial interests in the Restricted Global Bonds shall be subject to restrictions on transfer comparable to those set forth herein to the extent required by the Securities Act. Transfers of beneficial interests in the Global Bonds also shall require compliance with either subparagraph (i) or (ii) below, as applicable, as well as one or more of the other following subparagraphs as applicable:

(i)Transfer of Beneficial Interests in the Same Global Bond. Beneficial interests in any Restricted Global Bond may be transferred to Persons who take delivery thereof in the form of a beneficial interest in the same Restricted Global Bond in accordance with the transfer restrictions set forth in the Private Placement Legend; provided, however, that prior to the expiration of the Distribution Compliance Period, transfers of beneficial interests in the Regulation S Global Bond may not be made to a U.S. Person or for the account or benefit of a U.S. Person (other than an Initial Purchaser). Beneficial interests in any Unrestricted Global Bond may be transferred only to Persons who take delivery thereof in the form of a beneficial interest in an Unrestricted Global Bond. No written orders or instructions shall be required to be delivered to the Registrar to effect the transfers described in this Section 1.04(b)(i).

(ii)All Other Transfers and Exchanges of Beneficial Interests in Global Bonds. In connection with all transfers and exchanges of beneficial interests (other than transfers of beneficial interests in a Global Bond to Persons who take delivery thereof in the form of a beneficial interest in the same Global Bond), the transferor of such beneficial interest must deliver to the Registrar either (A)(1) a written order from a Participant or an Indirect Participant given to the Depositary in accordance with the Applicable Procedures directing the Depositary to credit or cause to be credited a beneficial interest in the specified Global Bond in an amount equal to the beneficial interest to be transferred or exchanged and (2) instructions given in accordance with the Applicable Procedures containing information regarding the Participant account to be credited with such increase or (B)(1) a written order from a Participant or an Indirect Participant given to the Depositary in accordance w ith the Applicable Procedures directing the Depositary to cause to be issued a Certificated Bond in an amount equal to the beneficial interest to be transferred or exchanged and (2) instructions given by the Depositary to the Registrar containing information regarding the Person in whose name such Certificated Bond shall be registered to effect the transfer or exchange referred to in (B)(1) above; provided that in no event shall Certificated Bonds be issued upon the transfer or exchange of beneficial interests in the Regulation S Global Bond prior to (x) the expiration of the Distribution Compliance Period and (y) the receipt by the Registrar of any certificates required pursuant to Rule 903 under the Securities Act as the Registrar shall be advised by the Company. Upon satisfaction of all of the requirements for transfer or exchange of beneficial interests in Global Bonds contained in this Supplemental Indenture, the Corporate Trustee shall adjust the principal amount of the relevant Global B ond(s) pursuant to Section 1.04(g) hereof.

(iii)Transfer of Beneficial Interests to Another Restricted Global Bond. Beneficial interests in any Restricted Global Bond may be transferred to Persons who take delivery thereof in the form of a beneficial interest in another Restricted Global Bond if the transfer complies with the requirements of Section 1.04(b)(ii) above and the Registrar receives the following:

(A)if the transferee will take delivery in the form of a beneficial interest in the 144A Global Bond, then the transferor must deliver a certificate in the form of Exhibit C hereto, including the certifications in item (1) thereof; and

(B)if the transferee will take delivery in the form of a beneficial interest in the Regulation S Global Bond, then the transferor must deliver a certificate in the form of Exhibit C hereto, including the certifications in item (2) thereof.

(iv)Transfer and Exchange of Beneficial Interests in a Restricted Global Bond for Beneficial Interests in the Unrestricted Global Bond. Beneficial interests in any Restricted Global Bond may be exchanged by any holder thereof for a beneficial interest in the Unrestricted Global Bond or transferred to Persons who take delivery thereof in the form of a beneficial interest in the Unrestricted Global Bond if the exchange or transfer complies with the requirements of Section 1.04(b)(ii) above and the Registrar receives the following:

(A)if the holder of such beneficial interest in a Restricted Global Bond proposes to exchange such beneficial interest for a beneficial interest in the Unrestricted Global Bond, a certificate from such holder in the form of Exhibit D hereto, including the certifications in item (1)(a) thereof; or

(B)if the holder of such beneficial interest in a Restricted Global Bond proposes to transfer such beneficial interest to a Person who shall take delivery thereof in the form of a beneficial interest in the Unrestricted Global Bond, a certificate from such holder in the form of Exhibit C hereto, including the certifications in item (4) thereof; and

(C)in each such case set forth in this subparagraph (iv), an opinion of counsel in form reasonably acceptable to the Company to the effect that such exchange or transfer is in compliance with the Securities Act, that the restrictions on transfer contained herein and in the Private Placement Legend are not required in order to maintain compliance with the Securities Act, and such beneficial interest is being exchanged or transferred in compliance with any applicable blue sky securities laws of any State of the United States.

If any such transfer or exchange is effected pursuant to this subparagraph (iv) at a time when an Unrestricted Global Bond has not yet been issued, the Company shall issue and, upon receipt of an authentication order in accordance with the Indenture hereof, the Corporate Trustee shall authenticate one or more Unrestricted Global Bonds in an aggregate principal amount equal to the principal amount of beneficial interests transferred pursuant to this subparagraph (iv).

(v)Transfer or Exchange of Beneficial Interests in Unrestricted Global Bonds for Beneficial Interests in Restricted Global Bonds Prohibited. Beneficial interests in an Unrestricted Global Bond cannot be exchanged for, or transferred to Persons who take delivery thereof in the form of, a beneficial interest in any Restricted Global Bond.

(c)Transfer or Exchange of Beneficial Interests for Certificated Bonds.

(i)Beneficial Interests in Restricted Global Bonds to Restricted Certificated Bonds. If any holder of a beneficial interest in a Restricted Global Bond proposes to exchange such beneficial interest for a Restricted Certificated Bond or to transfer such beneficial interest to a Person who takes delivery thereof in the form of a Restricted Certificated Bond, then, upon receipt by the Registrar of the following documentation (all of which may be submitted by facsimile):

(A)if the holder of such beneficial interest in a Restricted Global Bond proposes to exchange such beneficial interest for a Restricted Certificated Bond, a certificate from such holder in the form of Exhibit D hereto, including the certifications in item (2)(a) thereof;

(B)if such beneficial interest is being transferred to a QIB in accordance with Rule 144A under the Securities Act, a certificate to the effect set forth in Exhibit C hereto, including the certifications in item (1) thereof;

(C)if such beneficial interest is being transferred to a Non-U.S. Person in an offshore transaction in accordance with Rule 903 or Rule 904 under the Securities Act, a certificate to the effect set forth in Exhibit C hereto, including the certifications in item (2) thereof;

(D)if such beneficial interest is being transferred pursuant to an exemption from the registration requirements of the Securities Act in accordance with Rule 144 under the Securities Act, a certificate to the effect set forth in Exhibit C hereto, including the certifications in item (3)(a) thereof;

(E)if such beneficial interest is being transferred to the Company or any of its Subsidiaries, a certificate to the effect set forth in Exhibit C hereto, including the certifications in item (3)(b) thereof; or

(F)if such beneficial interest is being transferred pursuant to an effective registration statement under the Securities Act, a certificate to the effect set forth in Exhibit C hereto, including the certifications in item (3)(c) thereof, the Corporate Trustee shall cause the aggregate principal amount of the applicable Global Bond to be reduced accordingly pursuant to Section 1.04(g) hereof, and the Company shall execute and the Corporate Trustee shall authenticate and deliver to the Person designated in the instructions a Certificated Bond in the appropriate principal amount. Certificated Bonds issued in exchange for beneficial interests in a Restricted Global Bond pursuant to this Section 1.04(c) shall be registered in such names and in such authorized denominations as the holder shall instruct the Registrar through instructions from the Depositary and the Participant or Indirect Participant. The Corporate Trustee shall deliver such Certificated Bonds to the Persons in whose names such Bonds are so registered. Certificated Bonds issued in exchange for a beneficial interest in a Restricted Global Bond pursuant to this Section 1.04(c)(i) shall bear the Private Placement Legend and shall be subject to all restrictions on transfer contain ed therein.

(ii)Beneficial Interests in Regulation S Global Bonds for Certificated Bonds. Notwithstanding Sections 1.04(c)(i)(A) and (C) hereof, a beneficial interest in the Regulation S Global Bond may not be (A) exchanged for a Certificated Bond prior to (x) the expiration of the Distribution Compliance Period and (y) the receipt by the Registrar of any certificates required pursuant to Rule 903(c)(3)(B) under the Securities Act as the Registrar shall be advised by the Company or (B) transferred to a Person who takes delivery thereof in the form of a Certificated Bond prior to the conditions set forth in clause (A) above or unless the transfer is pursuant to an exemption from the registration requirements of the Securities Act other than Rule 903 or Rule 904 as the Registrar shall be advised by the Company.

(iii)Beneficial Interests in Restricted Global Bonds to Unrestricted Certificated Bonds. Notwithstanding Section 1.04(c)(i) hereof, a holder of a beneficial interest in a Restricted Global Bond may exchange such beneficial interest for an Unrestricted Certificated Bond or may transfer such beneficial interest to a Person who takes delivery thereof in the form of an Unrestricted Certificated Bond only if the Registrar receives the following:

(A)if the holder of such beneficial interest in a Restricted Global Bond proposes to exchange such beneficial interest for a Certificated Bond that does not bear the Private Placement Legend, a certificate from such holder in the form of Exhibit D hereto, including the certifications in item (1)(b) thereof; or

(B)if the holder of such beneficial interest in a Restricted Global Bond proposes to transfer such beneficial interest to a Person who shall take delivery thereof in the form of a Certificated Bond that does not bear the Private Placement Legend, a certificate from such holder in the form of Exhibit C hereto, including the certifications in item (4) thereof; and

(C)in each such case set forth in this subparagraph (iii), an opinion of counsel in form reasonably acceptable to the Company, to the effect that such exchange or transfer is in compliance with the Securities Act, that the restrictions on transfer contained herein and in the Private Placement Legend are not required in order to maintain compliance with the Securities Act, and such beneficial interest in a Restricted Global Bond is being exchanged or transferred in compliance with any applicable blue sky securities laws of any State of the United States.

(iv)Beneficial Interests in Unrestricted Global Bonds to Unrestricted Certificated Bonds. If any holder of a beneficial interest in an Unrestricted Global Bond proposes to exchange such beneficial interest for a Certificated Bond or to transfer such beneficial interest to a Person who takes delivery thereof in the form of a Certificated Bond, then, upon satisfaction of the conditions set forth in Section 1.04(b)(ii) hereof, the Corporate Trustee shall cause the aggregate principal amount of the applicable Global Bond to be reduced accordingly pursuant to Section 1.04(g) hereof, and the Company shall execute and the Corporate Trustee shall authenticate and deliver to the Person designated in the instructions a Certificated Bond in the appropriate principal amount. Certificated Bonds issued in exchange for a beneficial interest pursuant to this Section 1.04(c)(iv) shall be registered in such names and in such authorized denominations as the holder shall instruct the Registrar th rough instructions from the Depositary and the Participant or Indirect Participant. The Corporate Trustee shall deliver such Certificated Bonds to the Persons in whose names such Bonds are so registered. Certificated Bonds issued in exchange for a beneficial interest pursuant to this Section 1.04(c)(iv) shall not bear the Private Placement Legend.

(v)Transfer or Exchange of Beneficial Interests in Unrestricted Global Bonds to Restricted Certificated Bonds Prohibited. Beneficial interests in an Unrestricted Global Bond cannot be exchanged for a Certificated Bond bearing the Private Placement Legend or transferred to a Person who takes delivery thereof in the form of a Certificated Bond bearing the Private Placement Legend.

(d)Transfer or Exchange of Certificated Bonds for Beneficial Interests.

(i)Restricted Certificated Bonds to Beneficial Interests in Restricted Global Bonds. If any Holder of Restricted Certificated Bonds proposes to exchange such Bonds for a beneficial interest in a Restricted Global Bond or to transfer such Restricted Certificated Bonds to a Person who takes delivery thereof in the form of a beneficial interest in a Restricted Global Bond, then, upon receipt by the Registrar of the following documentation (all of which may be submitted by facsimile):

(A)if the Holder of such Restricted Certificated Bonds proposes to exchange such Bonds for a beneficial interest in a Restricted Global Bond, a certificate from such Holder in the form of Exhibit D hereto, including the certifications in item (2)(b) thereof;

(B)if such Restricted Certificated Bonds are being transferred to a QIB in accordance with Rule 144A under the Securities Act, a certificate to the effect set forth in Exhibit C hereto, including the certifications in item (1) thereof;

(C)if such Restricted Certificated Bonds are being transferred to a Non-U.S. Person in an offshore transaction in accordance with Rule 903 or Rule 904 under the Securities Act, a certificate to the effect set forth in Exhibit C hereto, including the certifications in item (2) thereof;

(D)if such Restricted Certificated Bonds are being transferred pursuant to an exemption from the registration requirements of the Securities Act in accordance with Rule 144 under the Securities Act, a certificate to the effect set forth in Exhibit C hereto, including the certifications in item (3)(a) thereof;

(E)if such Restricted Certificated Bonds are being transferred to the Company or any of its Subsidiaries, a certificate to the effect set forth in Exhibit C hereto, including the certifications in item (3)(b) thereof; or

(F)if such Restricted Certificated Bonds are being transferred pursuant to an effective registration statement under the Securities Act, a certificate to the effect set forth in Exhibit C hereto, including the certifications in item (3)(c) thereof, the Corporate Trustee shall cancel the Certificated Bonds, increase or cause to be increased the aggregate principal amount of, in the case of clause (A) above, the appropriate Restricted Global Bond, in the case of clauses (B), (D), (E) and (F) above, the 144A Global Bond, and in the case of clause (C) above, the Regulation S Global Bond.

(ii)Restricted Certificated Bonds to Beneficial Interests in Unrestricted Global Bonds. A Holder of Restricted Certificated Bonds may exchange such Bonds for a beneficial interest in the Unrestricted Global Bond or transfer such Restricted Certificated Bonds to a Person who takes delivery thereof in the form of a beneficial interest in the Unrestricted Global Bond only if the Registrar receives the following:

(A)if the Holder of such Certificated Bonds proposes to exchange such Bonds for a beneficial interest in the Unrestricted Global Bond, a certificate from such Holder in the form of Exhibit D hereto, including the certifications in item (1)(c) thereof; or

(B)if the Holder of such Certificated Bonds proposes to transfer such Bonds to a Person who shall take delivery thereof in the form of a beneficial interest in the Unrestricted Global Bond, a certificate from such Holder in the form of Exhibit C hereto, including the certifications in item (4) thereof; and

(C)in each such case set forth in this subparagraph (ii), an opinion of counsel in form reasonably acceptable to the Company to the effect that such exchange or transfer is in compliance with the Securities Act, that the restrictions on transfer contained herein and in the Private Placement Legend are not required in order to maintain compliance with the Securities Act, and such Certificated Bonds are being exchanged or transferred in compliance with any applicable blue sky securities laws of any State of the United States.

Upon satisfaction of the conditions of any of the subparagraphs in this Section 1.04(d)(ii), the Corporate Trustee shall cancel the Certificated Bonds and increase or cause to be increased the aggregate principal amount of the Unrestricted Global Bond.

(iii)Unrestricted Certificated Bonds to Beneficial Interests in Unrestricted Global Bonds. A Holder of Unrestricted Certificated Bonds may exchange such Bonds for a beneficial interest in the Unrestricted Global Bond or transfer such Certificated Bonds to a Person who takes delivery thereof in the form of a beneficial interest in the Unrestricted Global Bond. Upon receipt of a request for such an exchange or transfer, the Corporate Trustee shall cancel the Unrestricted Certificated Bonds and increase or cause to be increased the aggregate principal amount of the Unrestricted Global Bond.

(iv)Transfer or Exchange of Unrestricted Certificated Bonds to Beneficial Interests in Restricted Global Bonds Prohibited. An Unrestricted Certificated Bond cannot be exchanged for, or transferred to Persons who take delivery thereof in the form of, beneficial interests in a Restricted Global Bond.

(v)Issuance of Unrestricted Global Bonds. If any such exchange or transfer from a Certificated Bond to a beneficial interest is effected pursuant to subparagraph (ii) or (iii) above at a time when an Unrestricted Global Bond has not yet been issued, the Company shall issue and, upon receipt of an authentication order in accordance with the Indenture, the Corporate Trustee shall authenticate one or more Unrestricted Global Bonds in an aggregate principal amount equal to the principal amount of beneficial interests transferred pursuant to the applicable subparagraph (ii) or (iii) above.

(e)Transfer and Exchange of Certificated Bonds. Upon request by a Holder of Certificated Bonds and such Holder's compliance with the provisions of this Section 1.04(e), the Registrar shall register the transfer or exchange of Certificated Bonds. Prior to such registration of transfer or exchange, the requesting Holder shall present or surrender to the Registrar the Certificated Bonds duly endorsed or accompanied by a written instruction of transfer in form satisfactory to the Registrar duly executed by such Holder or by his attorney-in-fact, duly authorized in writing. In addition, the requesting Holder shall provide any additional certifications, documents and information, as applicable, pursuant to the provisions of this Section 1.04(e).

(i)Restricted Certificated Bonds to Restricted Certificated Bonds. Restricted Certificated Bonds may be transferred to and registered in the name of Persons who take delivery thereof in the form of a Restricted Certificated Bond if the Registrar receives the following:

(A)if the transfer will be made pursuant to Rule 144A under the Securities Act, then the transferor must deliver a certificate in the form of Exhibit C hereto, including the certifications in item (1) thereof;

(B)if the transfer will be made pursuant to Rule 903 or Rule 904 under the Securities Act, then the transferor must deliver a certificate in the form of Exhibit C hereto, including the certifications in item (2) thereof; and

(C)if the transfer will be made pursuant to any other exemption from the registration requirements of the Securities Act, then the transferor must deliver (x) a certificate in the form of Exhibit C hereto, including the certifications in item (3) thereof and (y) to the extent required by item 3(d) of Exhibit C hereto, an opinion of counsel in form reasonably acceptable to the Company to the effect that such transfer is in compliance with the Securities Act and such beneficial interest is being transferred in compliance with any applicable blue sky securities laws of any State of the United States.

(ii)Restricted Certificated Bonds to Unrestricted Certificated Bonds. Restricted Certificated Bonds may be exchanged by any Holder thereof for an Unrestricted Certificated Bond or transferred to Persons who take delivery thereof in the form of an Unrestricted Certificated Bond if the Registrar receives the following:

(A)if the Holder of such Restricted Certificated Bonds proposes to exchange such Bonds for an Unrestricted Certificated Bond, a certificate from such Holder in the form of Exhibit D hereto, including the certifications in item (1)(a) thereof; or

(B)if the Holder of such Restricted Certificated Bonds proposes to transfer such Bonds to a Person who shall take delivery thereof in the form of an Unrestricted Certificated Bond, a certificate from such Holder in the form of Exhibit C hereto, including the certifications in item (4) thereof; and

(C)in each such case set forth in this subparagraph (ii), an opinion of counsel in form reasonably acceptable to the Company to the effect that such exchange or transfer is in compliance with the Securities Act, that the restrictions on transfer contained herein and in the Private Placement Legend are not required in order to maintain compliance with the Securities Act, and such Restricted Certificated Bond is being exchanged or transferred in compliance with any applicable blue sky securities laws of any State of the United States.

(iii)Unrestricted Certificated Bonds to Unrestricted Certificated Bonds. A Holder of Unrestricted Certificated Bonds may transfer such Bonds to a Person who takes delivery thereof in the form of an Unrestricted Certificated Bond. Upon receipt of a request for such a transfer, the Registrar shall register the Unrestricted Certificated Bonds pursuant to the instructions from the Holder thereof.

(iv)Transfer or Exchange of Unrestricted Certificated Bonds to Restricted Certificated Bonds Prohibited. An Unrestricted Certificated Bond cannot be exchanged for, or transferred to Persons who take delivery thereof in the form of a Restricted Certificated Bond.

(f)Legends. The following legends shall appear on the face of all Global Bonds and Certificated Bonds issued under this Supplemental Indenture unless specifically stated otherwise in the applicable provisions of this Supplemental Indenture.

(i)Private Placement Legend.

(A)Except as permitted by subparagraph (B) below, each Global Bond and each Certificated Bond (and all Bonds issued in exchange therefor or substitution thereof) shall bear the legend in substantially the following form:

"THE BONDS EVIDENCED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR OTHER SECURITIES LAWS. NEITHER THIS BOND NOR ANY INTEREST OR PARTICIPATION HEREIN MAY BE REOFFERED, SOLD, ASSIGNED, TRANSFERRED, PLEDGED, ENCUMBERED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION UNLESS THE TRANSACTION IS EXEMPT FROM, OR NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT. THE HOLDER OF THIS SECURITY BY ITS ACCEPTANCE HEREOF (1) REPRESENTS THAT (A) IT IS A "QUALIFIED INSTITUTIONAL BUYER" (AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT) OR (B) IT IS NOT A U.S. PERSON AND IS ACQUIRING ITS BOND IN AN "OFFSHORE TRANSACTION" PURSUANT TO RULE 904 OF REGULATION S UNDER THE SECURITIES ACT, (2) AGREES THAT IT WILL NOT PRIOR TO (X) THE DATE WHICH IS TWO YEARS (OR SUCH SHORTER PERIOD OF TIME AS PERMITTED BY RULE 144(k) UNDER THE SECURITIES ACT OR ANY SUCCESSOR PROVISION THEREUNDER) AFTER THE LATER OF THE ORIGI NAL ISSUE DATE HEREOF (OR OF ANY PREDECESSOR OF THIS BOND) OR THE LAST DAY ON WHICH THE COMPANY OR ANY AFFILIATE OF THE COMPANY WAS THE OWNER OF THIS BOND (OR ANY PREDECESSOR OF THIS BOND) AND (Y) SUCH LATER DATE, IF ANY, AS MAY BE REQUIRED BY APPLICABLE LAW (THE "RESALE RESTRICTION TERMINATION DATE"), OFFER, SELL OR OTHERWISE TRANSFER THIS BOND EXCEPT (A) TO THE COMPANY, (B) PURSUANT TO A REGISTRATION STATEMENT WHICH HAS BEEN DECLARED EFFECTIVE UNDER THE SECURITIES ACT, (C) FOR SO LONG AS THE BONDS ARE ELIGIBLE FOR RESALE PURSUANT TO RULE 144A, TO A PERSON IT REASONABLY BELIEVES IS A "QUALIFIED INSTITUTIONAL BUYER" AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT THAT PURCHASES FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QUALIFIED INSTITUTIONAL BUYER TO WHOM NOTICE IS GIVEN THAT THE TRANSFER IS BEING MADE IN RELIANCE ON RULE 144A INSIDE THE UNITED STATES, (D) PURSUANT TO OFFERS AND SALES TO NON-U.S. PERSONS THAT OCCUR OUTSIDE THE UNITED STATES WITHIN THE MEANING OF REGULATION S UNDER THE SECURITIES ACT OR (E) PURSUANT TO ANY OTHER AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND (3) AGREES THAT IT WILL GIVE TO EACH PERSON TO WHOM THIS BOND IS TRANSFERRED A NOTICE SUBSTANTIALLY TO THE EFFECT OF THIS LEGEND; PROVIDED THAT THE COMPANY, THE CORPORATE TRUSTEE AND THE REGISTRAR SHALL HAVE THE RIGHT PRIOR TO ANY SUCH OFFER, SALE OR TRANSFER (I) PURSUANT TO CLAUSE (D) OR (E) TO REQUIRE THE DELIVERY OF AN OPINION OF COUNSEL, CERTIFICATION AND/OR OTHER INFORMATION SATISFACTORY TO EACH OF THEM, AND (II) IN EACH OF THE FOREGOING CASES, TO REQUIRE THAT A CERTIFICATION OF TRANSFER IN THE FORM APPEARING IN THE SUPPLEMENTAL INDENTURE GOVERNING THIS BOND IS COMPLETED AND DELIVERED BY THE TRANSFEROR TO THE CORPORATE TRUSTEE. THIS LEGEND WILL BE REMOVED UPON THE REQUEST OF THE HOLDER AFTER THE RESALE RESTRICTION TERMINATION DATE. AS USED HEREIN, THE TERMS "OFFSHORE TRANSACTION," "UNITED STATES" AND "U.S. PERSON" HAVE THE MEANINGS GIVEN TO T HEM BY REGULATION S UNDER THE SECURITIES ACT."

(B)Notwithstanding the foregoing, any Global Bond or Certificated Bond issued pursuant to subparagraph (b)(iv), (c)(ii), (c)(iii), (d)(ii), (d)(iii), (e)(ii) or (e)(iii) of this Section 1.04 (and all Bonds issued in exchange therefor or substitution thereof) shall not bear the Private Placement Legend.

(ii)Global Bond Legend. Each Global Bond shall bear a legend in substantially the following form:

"THIS GLOBAL BOND IS HELD BY THE DEPOSITARY (AS DEFINED IN THE SUPPLEMENTAL INDENTURE GOVERNING THIS BOND) OR ITS NOMINEE IN CUSTODY FOR THE BENEFIT OF THE BENEFICIAL OWNERS HEREOF, AND IS NOT TRANSFERABLE TO ANY PERSON UNDER ANY CIRCUMSTANCES EXCEPT THAT (I) THE CORPORATE TRUSTEE MAY MAKE SUCH NOTATIONS HEREON AS MAY BE REQUIRED PURSUANT TO SECTION 1.04 OF THE TWENTIETH SUPPLEMENTAL INDENTURE, (II) THIS GLOBAL BOND MAY BE EXCHANGED IN WHOLE BUT NOT IN PART PURSUANT TO SECTION 1.04(a) OF THE TWENTIETH SUPPLEMENTAL INDENTURE, (III) THIS GLOBAL BOND MAY BE DELIVERED TO THE TRUSTEE FOR CANCELLATION PURSUANT TO THE INDENTURE AND (IV) THIS GLOBAL BOND MAY BE TRANSFERRED TO A SUCCESSOR DEPOSITARY WITH THE PRIOR WRITTEN CONSENT OF THE COMPANY. [ADD ANY LEGEND REQUIRED BY THE DEPOSITARY.]"

(iii)Regulation S Global Bond Legend. The Regulation S Global Bond shall bear a legend in substantially the following form:

"THE RIGHTS ATTACHING TO THIS REGULATION S GLOBAL BOND, AND THE CONDITIONS AND PROCEDURES GOVERNING ITS EXCHANGE FOR CERTIFICATED BONDS, ARE AS SPECIFIED IN THE MORTGAGE (AS DEFINED HEREIN AND AS HERETOFORE AMENDED AND SUPPLEMENTED). NEITHER THE HOLDER NOR THE BENEFICIAL OWNERS OF THIS REGULATION S GLOBAL BOND SHALL BE ENTITLED TO RECEIVE PAYMENT OF INTEREST HEREON. THIS PARAGRAPH SHALL BE APPLICABLE ONLY DURING THE DISTRIBUTION COMPLIANCE PERIOD (AS DEFINED IN THE TWENTIETH SUPPLEMENTAL INDENTURE)."

(g)Cancellation and/or Adjustment of Global Bonds. At such time as all beneficial interests in a particular Global Bond have been exchanged for Certificated Bonds or a particular Global Bond has been redeemed, repurchased or canceled in whole and not in part, each such Global Bond shall be returned to or retained and canceled by the Corporate Trustee in accordance with the Indenture. At any time prior to such cancellation, if any beneficial interest in a Global Bond is exchanged for or transferred to a Person who will take delivery thereof in the form of a beneficial interest in another Global Bond or for Certificated Bonds, the principal amount of Bonds represented by such Global Bond shall be reduced accordingly and an endorsement shall be made on such Global Bond, by the Corporate Trustee or by the Depositary at the direction of the Corporate Trustee, to reflect such reduction; and if the beneficial interest is being exchanged for or transferred to a Person who will take de livery thereof in the form of a beneficial interest in another Global Bond, such other Global Bond shall be increased accordingly and an endorsement shall be made on such Global Bond, by the Corporate Trustee or by the Depositary at the direction of the Corporate Trustee, to reflect such increase.

(h)General Provisions Relating to Transfers and Exchanges.

(i)To permit registrations of transfers and exchanges, the Company shall execute and the Corporate Trustee shall authenticate Global Bonds and Certificated Bonds upon the Company's order or at the Registrar's request.

(ii)No service charge shall be made to a holder of a beneficial interest in a Global Bond or to a Holder of a Certificated Bond for any registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any transfer tax or similar governmental charge payable in connection therewith (other than any such transfer taxes or similar governmental charge payable upon exchange or transfer pursuant to the Mortgage as heretofore amended and supplemented).

(iii)Neither the Company nor the Registrar shall be required to register the transfer of or exchange any Bond selected for redemption in whole or in part, except the unredeemed portion of any Bond being redeemed in part.

(iv)All Global Bonds and Certificated Bonds issued upon any registration of transfer or exchange of Global Bonds or Certificated Bonds shall be the valid obligations of the Company, evidencing the same debt, and entitled to the same benefits under the Indenture, as the Global Bonds or Certificated Bonds surrendered upon such registration of transfer or exchange.

(v)The Company shall not be required (A) to issue, to register the transfer of or to exchange Bonds during a period beginning at the opening of business 15 days before the day of any selection of Bonds for redemption under Section 1.02 hereof and ending at the close of business on the day of selection or (B) to register the transfer of or to exchange any Bond so selected for redemption in whole or in part, except the unredeemed portion of any Bond being redeemed in part.

(vi)Prior to due presentment for the registration of a transfer of any Bond, the Corporate Trustee, any Agent and the Company may deem and treat the Person in whose name any Bond is registered as the absolute owner of such Bond for the purpose of receiving payment of principal of and interest on such Bonds and for all other purposes, and none of the Corporate Trustee, any Agent or the Company shall be affected by notice to the contrary.

(vii)The Corporate Trustee shall authenticate Global Bonds and Certificated Bonds in accordance with the provisions of the Indenture.

ARTICLE II

Definitions

Section 2.01.Definitions.

The following terms shall have the meanings provided herein for all purposes of this Supplemental Indenture, unless the context clearly requires otherwise (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

"144A Global Bond" means the global Bond in the form of Exhibit A hereto bearing the Global Bond Legend and the Private Placement Legend and deposited with, or in custody for, and registered in the name of the Depositary or its nominee that will be issued in a denomination equal to the outstanding principal amount of the Bonds sold in reliance on Rule 144A.

"Agent" means any Registrar, paying agent or co-registrar.

"Applicable Procedures" means, with respect to any transfer or exchange of or for beneficial interests in any Global Bond, the rules and procedures of the Depositary, Euroclear and Clearstream that apply to such transfer or exchange.

"Beneficial Owner" has the meaning assigned to such term in Rule 13d-3 and Rule 13d-5 under the Exchange Act, except that in calculating the beneficial ownership of any particular "person" (as that term is used in Section 13(d)(3) of the Exchange Act), that "person" shall be deemed to have beneficial ownership of all securities that the "person" has the right to acquire by conversion or exercise of other securities, whether the right is currently exercisable or is exercisable only upon the occurrence of a subsequent condition. The terms "Beneficially Owns" and "Beneficially Owned" shall have a corresponding meaning.

"Business Day" means any day other than a Saturday, a Sunday or a legal holiday or a day on which banking institutions or trust companies are authorized or obligated by law or executive order to close in The City of New York.

"Certificated Bond" means a certificated Bond registered in the name of the Holder thereof and issued in accordance with the Mortgage as heretofore amended and supplemented, substantially in the form of Exhibit A hereto, except that such Bond shall not bear the Global Bond Legend and shall not have the "Schedule of Exchanges of Interests in the Global Bond" attached thereto.

"Clearstream" means Clearstream Banking, société anonyme.

"Distribution Compliance Period" means the 40-day distribution compliance period until January 6, 2002.

"Exchange Act" means the Securities Exchange Act of 1934, as amended.

"Global Bonds" means, individually and collectively, each of the Restricted Global Bonds and the Unrestricted Global Bonds, substantially in the form of Exhibit A or B hereto issued in accordance with the Mortgage as heretofore amended and supplemented.

"Global Bond Legend" means the legend set forth in Section 1.04(f)(ii) hereof to be placed on all Global Bonds issued under this Supplemental Indenture.

"Holder" means a Person in whose name a Bond is registered.

"Indirect Participant" means a Person who holds a beneficial interest in a Global Bond through a Participant.

"Non-U.S. Person" means a Person who is not a U.S. Person.

"Participant" means, with respect to DTC, Euroclear or Clearstream, a Person who has an account with DTC, Euroclear or Clearstream, respectively (and, with respect to DTC, shall include Euroclear and Clearstream).

"Person" means an individual, partnership, corporation, limited liability company, unincorporated organization, association, joint-stock company, trust, joint venture, government, or any agency or political subdivision thereof or any other entity.

"Predecessor Bond" of any particular Bond means every previous Bond evidencing all or a portion of the same debt as that evidenced by such particular Bond; and, for the purposes of this definition, any Bond authenticated and delivered under Section 16 of the Indenture in exchange for or in lieu of a mutilated, destroyed, lost or stolen Bond shall be deemed to evidence the same debt as the mutilated, destroyed, lost or stolen Bond.

"Private Placement Legend" means the legend set forth in Section 1.04(f)(i) hereof to be placed on all Bonds issued under this Supplemental Indenture except as otherwise permitted by the provisions of this Supplemental Indenture.

"Record Date" means, with respect to any Interest Payment Date, the November 15 or May 16 (whether or not a Business Day), as the case may be, next preceding such Interest Payment Date.

"Registrar" means the Person appointed by the Company to maintain the Bond register, in which register, subject to such reasonable regulations as the Company may prescribe, the Company shall provide for the registration of Bonds and for the exchange and transfer of Bonds.

"Regulation S" means Regulation S promulgated under the Securities Act.

"Regulation S Global Bond" means a Regulation S global Bond in the form of Exhibit B hereto bearing the Private Placement Legend, the Global Bond Legend and the Regulation S Global Bond Legend and deposited with and registered in the name of the Depositary or its nominee that will be issued in a denomination equal to the outstanding principal amount of the Bonds sold in reliance on Regulation S.

"Restricted Certificated Bond" means a Certificated Bond bearing the Private Placement Legend.

"Restricted Global Bonds" means the 144A Global Bond and the Regulation S Temporary Global Bond, each of which shall bear the Private Placement Legend.

"Rule 144" means Rule 144 under the Securities Act.

"Rule 144A" means Rule 144A under the Securities Act.

"Rule 903" means Rule 903 under the Securities Act.

"Rule 904" means Rule 904 under the Securities Act.

"Securities Act" means the Securities Act of 1933, as amended.

"Transfer Restricted Securities" means securities that bear or are required to bear the Private Placement Legend set forth in Section 1.04(f)(i) hereof.

"Unrestricted Certificated Bond" means one or more Certificated Bonds that do not and are not required to bear the Private Placement Legend.

"Unrestricted Global Bond" means one or more global Bonds, that do not and are not required to bear the Private Placement Legend and are deposited with, or in custody for, and registered in the name of the Depositary or its nominee.

"U.S. Person" means a U.S. person as defined in Rule 902(o) under the Securities Act.

ARTICLE III

Miscellaneous Provisions

Section 3.01. Trustees

. The Trustees hereby accept the trusts herein declared, provided, created or supplemented and agree to perform the same upon the terms and conditions herein and in the Mortgage, as heretofore supplemented, set forth and upon the following terms and conditions:

The Trustees shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this Twentieth Supplemental Indenture or for or in respect of the recitals contained herein, all of which recitals are made by the Company solely. In general, each and every term and condition contained in Article XVII of the Mortgage, as heretofore supplemented, shall apply to and form part of this Twentieth Supplemental Indenture with the same force and effect as if the same were herein set forth in full with such omissions, variations and insertions, if any, as may be appropriate to make the same conform to the provisions of this Twentieth Supplemental Indenture.

Section 3.02.Successors and Assigns

. Whenever in this Twentieth Supplemental Indenture any of the parties hereto is named or referred to, this shall, subject to the provisions of Articles XVI and XVII of the Mortgage, as heretofore supplemented, be deemed to include the successors and assigns of such party, and all the covenants and agreements in this Twentieth Supplemental Indenture contained by or on behalf of the Company, or by or on behalf of the Trustees shall, subject as aforesaid, bind and inure to the respective benefits of the respective successors and assigns of such parties, whether so expressed or not.

Section 3.03.Benefits of Supplemental Indenture

. Nothing in this Twentieth Supplemental Indenture, expressed or implied, is intended, or shall be construed, to confer upon, or to give to, any person, firm or corporation, other than the parties hereto and the holders of the bonds Outstanding under the Indenture, any right, remedy or claim under or by reason of this Twentieth Supplemental Indenture or any covenant, condition, stipulation, promise or agreement hereof, and all the covenants, conditions, stipulations, promises and agreements in this Twentieth Supplemental Indenture contained by or on behalf of the Company shall be for the sole and exclusive benefit of the parties hereto, and of the holders of the bonds and coupons now, or to be Outstanding under the Indenture.

Section 3.04.Terms

. The terms defined in the Mortgage as heretofore supplemented shall, for purposes of this Twentieth Supplemental Indenture, have the meanings specified in the Mortgage, as heretofore supplemented.

Section 3.05.Counterparts.

This Twentieth Supplemental Indenture shall be executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same instrument.

IN WITNESS WHEREOF, The Montana Power COMPANY has caused its name to be hereunto affixed, and this instrument to be signed and sealed by its President or one of its Vice Presidents, and its seal to be attested by its Secretary or one of its Assistant Secretaries for and in its behalf, and THE BANK OF NEW YORK, in token of its acceptance of the trust hereby created, has caused its corporate name to be hereunto affixed, and this instrument to be signed and sealed by one of its Vice Presidents or one of its Assistant Vice Presidents, and its corporate seal to be attested by one of its Assistant Vice Presidents, Assistant Secretaries or Assistant Treasurers, and DOUGLAS J. MACINNES, for all like purposes, has hereunto set his hand and affixed his seal, as of the day and year first above written.

[Seal]

THE MONTANA POWER COMPANY

By:/s/ Jack Haffey

Name: Jack Haffey

Title: Executive Vice President and Chief Operating Officer

Attest:

/s/ Patrick T. Fleming

Name: Patrick T. Fleming

Title: Corporate Secretary

Executed, sealed and delivered by

THE MONTANA POWER COMPANY

in the presence of:

/s/ J.P. Pederson

/s/ R.P. Gannon

[Seal]

THE BANK OF NEW YORK,
as Corporate Trustee

By:/s/ Van K. Brown

Name:Van K. Brown

Title:Vice President

Attest:

/s/ Michael Pitfick

Name:Michael Pitfick

Title:Assistant Treasurer

/s/ Douglas J. MacInnes

DOUGLAS J. MACINNES, as Co-Trustee

Executed, sealed and delivered

By THE BANK OF NEW YORK and

DOUGLAS J. MACINNES in the presence of:

/s/ Authorized Signatory

/s/ Authorized Signatory

STATE OF MONTANA)

) ss.:

COUNTY OF SILVER BOW)

On this 26th day of November, in the year 2001, before me, Kathleen Sparks, a Notary Public in and for the State of Montana, personally came and appeared J.D. Haffey, to me known and known to me to be a Vice President of The Montana Power COMPANY, the company that executed the within instrument, and acknowledged to me that such company executed the same, and being by me duly sworn, did depose and say that she/he resides at Anaconda, MT; that he is a Vice President of The Montana Power COMPANY, described in and which executed the within and above instrument; that he knows the seal of said company; that the seal affixed to said instrument is such seal; that it was so affixed by order of the Board of Directors of said company, and that he signed his name thereto by like order.

IN WITNESS WHEREOF, I have hereunto subscribed my name and affixed my official seal the day and year in this certificate first above written.

/s/ Kathleen Sparks

STATE OF NEW YORK)

) ss.:

COUNTY OF NEW YORK)

On this 26th day of November, 2001, before me, William J. Cassels, a Notary Public in and for the State of New York, personally came and appeared Van K. Brown, to me known and known to me to be a/the Vice President of THE BANK OF NEW YORK, the corporation that executed the within instrument, and acknowledged to me that such corporation executed the same, and, being by me duly sworn, did depose and say that he resides at The City of New York; that he is a/the Vice President of THE BANK OF NEW YORK, the corporation described in and which executed the within and above instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.

IN WITNESS WHEREOF, I have hereunto subscribed my name and affixed my official seal the day and year in this certificate first above written.

/s/ William J. Cassels

WILLIAM J. CASSELS

Notary Public, State of New York

No. 01CA5027728

Qualified in Bronx County

Commission Expires May 16, 2002

STATE OF NEW YORK)

) ss.:

COUNTY OF NEW YORK)

On this 26th day of November, in the year 2001, before me, William J. Cassels, a Notary Public in and for the State of New York, personally came and appeared DOUGLAS J. MACINNES, personally known to me or proved to me on the basis of satisfactory evidence to be one of the persons described in and who executed the within instrument, and whose name is subscribed thereto, and acknowledged to me that he executed the same.

IN WITNESS WHEREOF, I have hereunto subscribed my name and affixed my official seal the day and year in this certificate first above written.

/s/ William J. Cassels

WILLIAM J. CASSELS

Notary Public, State of New York

No. 01CA5027728

Qualified in Bronx County

Commission Expires May 16, 2002

Exhibit 4(v)

THE MONTANA POWER, L.L.C.

(Successor to The Montana Power Company)

TO

THE BANK OF NEW YORK

AND

DOUGLAS J. MacINNES

As Trustees under The Montana

Power Company's Mortgage and

Deed of Trust, dated as of

October 1, 1945

______________

TWENTY-FIRST SUPPLEMENTAL INDENTURE

Providing, among other things, for the succession of

The Montana Power, L.L.C. to The Montana Power Company and

the assumption by The Montana Power, L.L.C. of the rights, covenants and conditions of The Montana Power Company under such Mortgage and

Deed of Trust, as amended and supplemented.

______________

Dated as of February 13, 2002

TWENTY-FIRST SUPPLEMENTAL INDENTURE

______________

TWENTY-FIRST SUPPLEMENTAL INDENTURE, dated as of February 13, 2002, between The Montana Power, L.L.C., a limited liability company of the State of Montana (successor by merger to The Montana Power Company, a corporation of the State of Montana (hereinafter sometimes called the Company-Montana)), whose post office address is 40 East Broadway, Butte, Montana 59701 (hereinafter sometimes called the Company), and THE BANK OF NEW YORK, a corporation of the State of New York, whose principal corporate trust office is located at 101 Barclay Street, New York, New York 10286 (successor to MORGAN GUARANTY TRUST COMPANY OF NEW YORK) (formerly Guaranty Trust Company of New York), and DOUGLAS J. MacINNES, whose post office address is c/o The Bank of New York, 101 Barclay Street, New York, New York 10286 (successor to Arthur E. Burke, Karl R. Henrich, H.H. Gould, R. Amundsen, P.J. Crowley and W.T. Cunningham) (said Douglas J. MacInnes being hereinafter sometimes called the Co-Trustee; and the Corporate Trustee and the Co-Trustee being hereinafter together sometimes called the Trustees), as Trustees under the Mortgage and Deed of Trust, dated as of October 1, 1945 (hereinafter called the Mortgage and, together with any indentures supplemental thereto, hereinafter sometimes called the Indenture), which Mortgage was executed and delivered by The Montana Power Company, a corporation of the State of New Jersey (hereinafter sometimes called the Company-New Jersey) to Guaranty Trust Company of New York and Arthur E. Burke, to secure the payment of bonds issued or to be issued under and in accordance with the provisions of the Mortgage, reference to which Mortgage is hereby made, this instrument (hereinafter called the Twenty-first Supplemental Indenture) being supplemental thereto;

WHEREAS, by the Mortgage, the Company-New Jersey covenanted that it would execute and deliver such supplemental indenture or indentures and such further instruments and do such further acts as might be necessary or proper to carry out more effectually the purposes of the Indenture and to make subject to the lien of the Indenture any property thereafter acquired, made or constructed and intended to be subject to the lien thereof; and

WHEREAS, the Company-New Jersey executed and delivered to the Trustees its First Supplemental Indenture, dated as of May 1, 1954 (hereinafter called the First Supplemental Indenture); and its Second Supplemental Indenture, dated as of April 1, 1959 (hereinafter called the Second Supplemental Indenture); and

WHEREAS, the Company-New Jersey was merged into the Company-Montana on November 30, 1961, and to evidence the succession of the Company-Montana to the Company-New Jersey and the assumption by the Company-Montana of the covenants and conditions of the Company-New Jersey in the bonds and in the Indenture contained and to enable the Company-Montana to have and exercise the powers and rights of the Company-New Jersey under the Indenture in accordance with the terms thereof, the Company-Montana executed and delivered to the Trustees its Third Supplemental Indenture, dated as of November 30, 1961 (hereinafter called the Third Supplemental Indenture); and

WHEREAS, the Company-Montana executed and delivered to the Trustees its Fourth Supplemental Indenture, dated as of April 1, 1970 (hereinafter called the Fourth Supplemental Indenture); its Fifth Supplemental Indenture, dated as of April 1, 1971 (hereinafter called the Fifth Supplemental Indenture); its Sixth Supplemental Indenture, dated as of March 1, 1974 (hereinafter called the Sixth Supplemental Indenture); its Seventh Supplemental Indenture, dated as of December 1, 1974 (hereinafter called the Seventh Supplemental Indenture); its Eighth Supplemental Indenture, dated as of July 1, 1975 (hereinafter called the Eighth Supplemental Indenture); its Ninth Supplemental Indenture, dated as of December 1, 1975 (hereinafter called the Ninth Supplemental Indenture); its Tenth Supplemental Indenture, dated as of January 1, 1979 (hereinafter called the Tenth Supplemental Indenture); its Eleventh Supplemental Indenture, dated as of October 1, 1983 (hereinafte r called the Eleventh Supplemental Indenture); its Twelfth Supplemental Indenture, dated as of January 1, 1984 (hereinafter called the Twelfth Supplemental Indenture); its Thirteenth Supplemental Indenture, dated as of December 1, 1991 (hereinafter called the Thirteenth Supplemental Indenture); its Fourteenth Supplemental Indenture, dated as of January 1, 1993 (hereinafter called the Fourteenth Supplemental Indenture); its Fifteenth Supplemental Indenture, dated as of March 1, 1993 (hereinafter called the Fifteenth Supplemental Indenture); its Sixteenth Supplemental Indenture, dated as of May 1, 1993 (hereinafter called the Sixteenth Supplemental Indenture); its Seventeenth Supplemental Indenture, dated as of December 1, 1993 (hereinafter called the Seventeenth Supplemental Indenture); its Eighteenth Supplemental Indenture, dated as of August 5, 1994 (hereinafter called the Eighteenth Supplemental Indenture); its Nineteenth Supplemental Indenture, dated as of December 16, 1999 ( hereinafter called the Nineteenth Supplemental Indenture) and its Twentieth Supplemental Indenture, dated as of November 1, 2001 (hereinafter called the Twentieth Supplemental Indenture); and

WHEREAS, the Mortgage and the First, Second, Third, Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth, Sixteenth, Seventeenth and Eighteenth Supplemental Indentures were recorded in the official records of various counties and states as required by the Indenture and the Nineteenth and Twentieth Supplemental Indentures were or will be recorded in such official records of such counties and states; and

WHEREAS, an instrument dated March 15, 1955 was executed by the Company-New Jersey appointing Karl R. Henrich as Co-Trustee in succession to said Arthur E. Burke, resigned, under the Mortgage and by Karl R. Henrich accepting the appointment as Co-Trustee under the Mortgage in succession to said Arthur E. Burke, which instrument was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, an instrument dated June 29, 1962 was executed by the Company-Montana appointing H.H. Gould as Co-Trustee in succession to said Karl R. Henrich, resigned, under the Mortgage and by H.H. Gould accepting the appointment as Co-Trustee under the Mortgage in succession to said Karl R. Henrich, which instrument was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, an instrument dated June 22, 1973 was executed by the Company-Montana appointing R. Amundsen as Co-Trustee in succession to said H.H. Gould, resigned, under the Mortgage and by R. Amundsen accepting the appointment as Co-Trustee under the Mortgage in succession to said H.H. Gould, which instrument was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, an instrument dated July 1, 1986 was executed by the Company-Montana appointing P.J. Crowley as Co-Trustee in succession to said R. Amundsen, resigned, under the Mortgage and by P.J. Crowley accepting the appointment as Co-Trustee under the Mortgage in succession to said R. Amundsen, which instrument was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, by the Eighteenth Supplemental Indenture, the Company-Montana appointed (i) W.T. Cunningham as Co-Trustee in succession to said P.J. Crowley, resigned, under the Mortgage and W.T. Cunningham accepted the appointment as Co-Trustee under the Mortgage in succession to said P.J. Crowley, and (ii) The Bank of New York as Corporate Trustee in succession to Morgan Guaranty Trust Company of New York, resigned, under the Mortgage and The Bank Of New York accepted the appointment as Corporate Trustee under the Mortgage in succession to said Morgan Guaranty Trust Company of New York, which supplemental indenture was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, an instrument dated March 29, 1999 was executed by the Company-Montana appointing Douglas J. MacInnes as Co-Trustee in succession to said W.T. Cunningham, resigned, under the Mortgage and by Douglas J. MacInnes accepting the appointment as Co-Trustee under the Mortgage in succession to said W.T. Cunningham, which instrument was recorded in various counties in the states of Montana, Idaho and Wyoming; and

WHEREAS, in addition to the property described in the Mortgage, the Company-Montana has acquired certain other property, rights and interests in property; and

WHEREAS, the Company-New Jersey or the Company-Montana has heretofore issued, in accordance with the provisions of the Mortgage, the following series of First Mortgage Bonds:

Series	Principal Amount Issued	Principal Amount Outstanding
2-7/8% Series due 1975	$40,000,000	NONE
3-1/8% Series due 1984	6,000,000	NONE
4-1/2% Series due 1989	15,000,000	NONE
8-1/4% Series due 1974	30,000,000	NONE
7-1/2% Series due 2001 (Fifth)	25,000,000	NONE
8-5/8% Series due 2004	60,000,000	NONE
8-3/4% Series due 1981	30,000,000	NONE
9.60% Series due 2005	35,000,000	NONE
9.70% Series due 2005	65,000,000	NONE
9-7/8% Series due 2009	50,000,000	NONE
11-3/4% Series due 1993	75,000,000	NONE
10/10-1/8% Series due 2004/2014	80,000,000	NONE
8-1/8% Series due 2014	41,200,000	NONE
7.70% Series due 1999 (Fourteenth)	55,000,000	NONE
8-1/4% Series due 2007 (Fifteenth)	55,000,000	$365,000
8.95% Series due 2022 (Sixteenth)	50,000,000	1,466,000
Secured Medium-Term Notes (Seventeenth)	68,000,000	28,000,000
7% Series due 2005 (Eighteenth)	50,000,000	5,386,000
6-1/8% Series due 2023 (Nineteenth)	90,205,000	90,205,000
5.90% Series due 2023 (Twentieth)	80,000,000	80,000,000
0% Series due 1999 (Twenty-first)	210,321,007	NONE
7.30% Series due 2006 (Twenty-second)	150,000,000	150,000,000

which bonds are also hereinafter sometimes called bonds of the First through Twenty-first Series, respectively; and

WHEREAS, the Company-Montana has entered into an Agreement and Plan of Merger among the Company-Montana, Touch America Holdings, Inc. (a Delaware corporation and a wholly owned subsidiary of the Company-Montana), and the Company (a wholly owned subsidiary of Touch America Holdings Inc.), dated as of February 20, 2001, pursuant to which agreement the Company-Montana has merged into the Company on the date hereof, on such terms as fully preserve and in no respect impair the lien or security of the Indenture on the mortgaged property or any of the rights or powers of the Trustees or of the bondholders thereunder; and

WHEREAS, the Company desires to execute and deliver this Twenty-first Supplemental Indenture for the purpose of evidencing the succession of the Company to the Company-Montana, and the assumption by the Company of the covenants and conditions of the Company-Montana under the Indenture and any bonds now issued or to be issued thereunder, and the succession of the Company to the powers and rights of the Company-Montana under the Indenture and any bonds now issued or to be issued thereunder, in accordance with the respective terms hereof; and

WHEREAS, the Company–Montana expects to record this Twenty-first Supplemental Indenture in the official records of various counties as required by the Indenture; and

WHEREAS, the execution and delivery by the Company of this Twenty-first Supplemental Indenture have been duly authorized by the Company by appropriate Resolutions;

WHEREAS, the Company-Montana, once merged with and into the Company shall cease to exist;

NOW, THEREFORE, THIS INDENTURE WITNESSETH: That the Company, in consideration of the premises and of $1.00 to it duly paid by the Trustees at or before the ensealing and delivery of these presents, the receipt whereof is hereby acknowledged, and in further evidence of assurance of the estate, title and rights of the Trustees and in order further to secure the payment of both the principal of and interest and premium, if any, on the bonds from time to time issued under the Indenture, according to their tenor and effect and the performance of all the provisions of the Indenture (including any modification made as in the Mortgage provided) and of said bonds, and to confirm the lien of the Mortgage, as heretofore supplemented, on certain after-acquired property, hereby grants, bargains, sells, releases, conveys, assigns, transfers, mortgages, pledges, sets over and confirms (subject, however, to Excepted Encumbrances as defined in Section 6 of the Mortgage, as heretofore supplemented) unto Do uglas J. MacInnes, the Co-Trustee, and (to the extent of its legal capacity to hold the same for the purposes hereof) to The Bank of New York, the Corporate Trustee, as Trustees under the Indenture, and to their successor or successors in said trust, and to said Trustees and their successors and assigns forever, all property, real, personal and mixed, of the kind or nature specifically mentioned in the Mortgage, as heretofore supplemented, or of any other kind or nature (whether or not located in the State of Montana), acquired by the Company after the date of the execution and delivery of the Mortgage, as heretofore supplemented (except any herein or in the Mortgage, as heretofore supplemented, expressly excepted), now owned or, subject to the provisions of subsection (I) of Section 87 of the Mortgage, as heretofore supplemented, hereafter acquired by the Company (by purchase, consolidation, merger, donation, construction, erection or in any other way) and wheresoever situated, including (without in anywise limiting or impairing by the enumeration of the same the scope and intent of the foregoing or of any general description contained in the Indenture) all lands, power sites, flowage rights, water rights, water locations, water appropriations, ditches, flumes, reservoirs, reservoir sites, canals, raceways, dams, dam sites, aqueducts, and all other rights or means for appropriating, conveying, storing and supplying water; all rights of way and roads; all plants for the generation of electricity by steam, water and/or other power; all powerhouses, gas plants, street lighting systems, standards and other equipment incidental thereto, telephone, radio and television systems, air-conditioning systems and equipment incidental thereto, water works, water systems, steam heat and hot water plants, substations, lines, service and supply systems, bridges, culverts, tracks, ice or refrigeration plants and equipment, offices, buildings and other structures and the equipment thereof; all machinery, engines, boilers, dynamo s, electric, gas and other machines, regulators, meters, transformers, generators, motors, electrical, gas and mechanical appliances, conduits, cables, water, steam heat, gas or other pipes, gas mains and pipes, service pipes, fittings, valves and connections, pole and transmission lines, wires, cables, tools, implements, apparatus, furniture and chattels; all franchises, consents or permits; all lines for the transmission and distribution of electric current, gas, steam heat or water for any purpose including towers, poles, wires, cables, pipes, conduits, ducts and all apparatus for use in connection therewith; all real estate, lands, easements, servitudes, licenses, permits, franchises, privileges, rights of way and other rights in or relating to real estate or the occupancy of the same and (except as herein or in the Mortgage, as heretofore supplemented, expressly excepted) all the right, title and interest of the Company in and to all other property of any kind or nature appertaining to and/or used and/o r occupied and/or enjoyed in connection with any property hereinbefore or in the Mortgage, as heretofore supplemented, described.

TOGETHER with all and singular the tenements, hereditaments, prescriptions, servitudes and appurtenances belonging or in anywise appertaining to the aforesaid property or any part thereof, with the reversion and reversions, remainder and remainders and (subject to the provisions of Section 57 of the Mortgage) the tolls, rents, revenues, issues, earnings, income, product and profits thereof, and all the estate, right, title and interest and claim whatsoever, at law as well as in equity, which the Company now has or may hereafter acquire in and to the aforesaid property and franchises and every part and parcel thereof.

IT IS HEREBY AGREED by the Company that, subject to the provisions of subsection (I) of Section 87 of the Mortgage, as heretofore supplemented, all the property, rights, and franchises acquired by the Company (by purchase, consolidation, merger, donation, construction, erection or in any other way) after the date hereof, except any herein or in the Mortgage, as heretofore supplemented, expressly excepted, shall be and are as fully granted and conveyed hereby and as fully embraced within the lien hereof and the lien of the Mortgage, as heretofore supplemented, as if such property, rights and franchises were now owned by the Company and were specifically described herein and conveyed hereby.

PROVIDED that the following are not and are not intended to be now or hereafter granted, bargained, sold, released, conveyed, assigned, transferred, mortgaged, hypothecated, affected, pledged, set over or confirmed hereunder and are hereby expressly excepted from the lien and operation of the Mortgage, as supplemented, viz: (1) cash, shares of stock, bonds, notes and other obligations and other securities not specifically pledged, paid, deposited, delivered or held under the Mortgage, as supplemented, or covenanted so to be; (2) merchandise, equipment, apparatus, materials or supplies held for the purpose of sale or other disposition in the usual course of business; fuel, oil and similar materials and supplies consumable in the operation of any of the properties of the Company; all aircraft, tractors, rolling stock, trolley coaches, buses, motor coaches, automobiles, motor trucks, and other vehicles and materials and supplies held for the purpose of repairing or replacing (in whole or part ) any of the same; (3) bills, notes and accounts receivable, judgments, demands and chooses in action, and all contracts, leases and operating agreements not specifically pledged under the Mortgage, as supplemented, or covenanted so to be; the Company's contractual rights or other interest in or with respect to tires not owned by the Company; (4) the last day of the term of any lease or leasehold which may be or become subject to the lien of the Mortgage, as supplemented; (5) electric energy, gas, steam, water, ice, and other materials or products generated, manufactured, produced, purchased or acquired by the Company for sale, distribution or use in the ordinary course of its business; all timber, minerals, mineral rights and royalties and all Gas and Oil Production Property, as defined in Section 4 of the Mortgage, as supplemented; (6) the Company's franchise to be a corporation; and (7) any property heretofore released pursuant to any provisions of the Indenture and not heretofore disposed of by the Compa ny-New Jersey, the Company-Montana or the Company; provided, however, that the property and rights expressly excepted from the lien and operation of the Mortgage, as supplemented, in the above subdivisions (2) and (3) shall (to the extent permitted by law) cease to be so excepted in the event and as of the date that either or both of the Trustees or a receiver or trustee shall enter upon and take possession of the Mortgaged and Pledged Property in the manner provided in Article XIII of the Mortgage by reason of the occurrence of a Default as defined in Section 65 thereof.

TO HAVE AND TO HOLD all such properties, real, personal and mixed, granted, bargained, sold, released, conveyed, assigned, transferred, mortgaged, pledged, set over or confirmed by the Company as aforesaid, or intended so to be, unto DOUGLAS J. MacINNES and (to the extent of its legal capacity to hold the same for the purposes hereof) unto THE BANK OF NEW YORK, as Trustees, and their successors and assigns forever.

IN TRUST NEVERTHELESS, for the same purposes and upon the same terms, trusts and conditions and subject to and with the same provisos and covenants as are set forth in the Mortgage, as supplemented, this Twenty-first Supplemental Indenture being supplemental thereto.

AND IT IS HEREBY COVENANTED by the Company that all the terms, conditions, provisos, covenants and provisions contained in the Mortgage, as supplemented, shall affect and apply to the property hereinbefore described and conveyed and to the estate, rights, obligations and duties of the Company and the Trustees and the beneficiaries of the trust with respect to said property, and to the Trustees and their successors as Trustees of said property in the same manner and with the same effect as if the said property had been owned by the Company-New Jersey at the time of the execution of the Mortgage, and had been specifically and at length described in and conveyed to the Trustees, by the Mortgage as a part of the property therein stated to be conveyed.

The Company further covenants and agrees to and with the Trustees and their successors in said trust under the Indenture, as follows:

ARTICLE I.

Covenants and Agreements of the Company.

Section 1. The Company hereby expressly assumes the due and punctual payment of the principal and interest of all the bonds secured by the Indenture according to their tenor and the due and punctual performance and observance of all of the covenants and conditions of the Indenture to be kept or performed by the Company-Montana, and the Company hereby expressly assumes and agrees to pay, duly and punctually, the principal of and interest on the bonds issued under the Indenture in accordance with the provisions of said bonds and coupons and the Indenture, and agrees to perform and fulfill all the covenants and conditions of the Indenture to be kept or performed by the Company-Montana.

ARTICLE II.

Miscellaneous Provisions.

Section 2. The terms defined in the Mortgage, as heretofore supplemented, shall, for all purposes of this Twenty-first Supplemental Indenture, have the meaning specified in the Mortgage, as heretofore supplemented.

Section 3. The Trustees hereby accept the trusts herein declared, provided, created or supplemented and agree to perform the same upon the terms and conditions herein and in the Mortgage, as heretofore supplemented, set forth and upon the following terms and conditions:

The Trustees shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this Twenty-first Supplemental Indenture or for or in respect of the recitals contained herein, all of which recitals are made by the Company solely. In general, each and every term and condition contained in Article XVII of the Mortgage, as heretofore supplemented, shall apply to and form part of this Twenty-first Supplemental Indenture with the same force and effect as if the same were herein set forth in full with such omissions, variations and insertions, if any, as may be appropriate to make the same conform to the provisions of this Twenty-first Supplemental Indenture.

Section 4. Whenever in this Twenty-first Supplemental Indenture any of the parties hereto is named or referred to, this shall, subject to the provisions of Articles XVI and XVII of the Mortgage, as heretofore supplemented, be deemed to include the successors and assigns of such party, and all the covenants and agreements in this Twenty-first Supplemental Indenture contained by or on behalf of the Company, or by or on behalf of the Trustees shall, subject as aforesaid, bind and inure to the respective benefits of the respective successors and assigns of such parties, whether so expressed or not.

Section 5. Nothing in this Twenty-first Supplemental Indenture, expressed or implied, is intended, or shall be construed, to confer upon, or to give to, any person, firm or corporation, other than the parties hereto and the holders of the bonds and coupons Outstanding under the Indenture, any right, remedy or claim under or by reason of this Twenty-first Supplemental Indenture or any covenant, condition, stipulation, promise or agreement hereof, and all the covenants, conditions, stipulations, promises and agreements in this Twenty-first Supplemental Indenture contained by or on behalf of the Company shall be for the sole and exclusive benefit of the parties hereto, and of the holders of the bonds and coupons now, or to be Outstanding under the Indenture.

Section 6. This Twenty-first Supplemental Indenture shall be executed in several counterparts, each of which shall be an original and all of which shall constitute but one and the same instrument.

IN WITNESS WHEREOF, The Montana Power, L.L.C. has caused its name to be hereunto affixed, and this instrument to be signed and sealed by its President or one of its Vice Presidents, and its seal to be attested by its Secretary or one of its Assistant Secretaries for and in its behalf, and THE BANK OF NEW YORK, in token of its acceptance of the trust hereby created, has caused its corporate name to be hereunto affixed, and this instrument to be signed and sealed by one of its Vice Presidents or one of its Assistant Vice Presidents, and its corporate seal to be attested by one of its Assistant Vice Presidents, Assistant Secretaries or Assistant Treasurers, and DOUGLAS J. MACINNES, for all like purposes, has hereunto set his hand and affixed his seal, as of the day and year first above written.

[Seal]

THE MONTANA POWER, L.L.C.

By:/s/ J.P. Pederson

Name: Jerrold P. Pederson

Title: Vice President, Chief Financial Officer and Treasurer

Attest:

/s/ Patrick T. Fleming

Name: Patrick T. Fleming

Title: V.P., General Counsel and Secretary

Executed, sealed and delivered by

THE MONTANA POWER, L.L.C.

in the presence of:

/s/ Authorized Signatory

/s/ Authorized Signatory

THE BANK OF NEW YORK,
as Corporate Trustee

By:/s/ MaryBeth Lewicki

Name: MaryBeth A. Lewicki

Title: Vice President

Attest:

/s/ Michael Pitfick

Name: Michael Pitfick

Title: Assistant Treasurer

/s/ Douglas J. MacInnes

DOUGLAS J. MacINNES, as Co-Trustee

Executed, sealed and delivered

by THE BANK OF NEW YORK and

DOUGLAS J. MacINNES in the presence of:

/s/ Authorized Signatory

/s/ Authorized Signatory

STATE OF MONTANA)

) ss.:

COUNTY OF SILVER BOW)

On this 13th day of February, in the year 2002, before me, Sue L. Morgan, a Notary Public in and for the State of Montana, personally came and appeared Jerrold P. Pederson, to me known and known to me to be a/the C.F.O., Treasurer and Vice President of The Montana Power, L.L.C., the company that executed the within instrument, and acknowledged to me that such company executed the same, and being by me duly sworn, did depose and say that she/he resides at Butte, Montana; that she/he is a/the C.F.O., Treasurer and Vice President of The Montana Power, L.L.C., the limited liability company described in and which executed the within and above instrument; that she/he knows the seal of said company; that the seal affixed to said instrument is such seal; that it was so affixed by order of the Board of Directors of said company, and that she/he signed his name thereto by like order.

IN WITNESS WHEREOF, I have hereunto subscribed my name and affixed my official seal the day and year in this certificate first above written.

/s/ Sue L. Morgan

STATE OF NEW YORK)

) ss.:

COUNTY OF NEW YORK)

On this 13th day of February, 2002, before me, William J. Cassels, a Notary Public in and for the State of New York, personally came and appeared MaryBeth A. Lewicki, to me known and known to me to be a/the Vice President of THE BANK OF NEW YORK, the corporation that executed the within instrument, and acknowledged to me that such corporation executed the same, and, being by me duly sworn, did depose and say that she/he resides at 80 McClean Avenue, Staten Island, New York 10305; that she/he is a/the Vice President of THE BANK OF NEW YORK, the corporation described in and which executed the within and above instrument; that she/he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that she/he signed her/his name thereto by like authority.

IN WITNESS WHEREOF, I have hereunto subscribed my name and affixed my official seal the day and year in this certificate first above written.

/s/ William J. Cassels

WILLIAM J. CASSELS

Notary Public, State of New York

No. 01CA5027729

Qualified in Bronx County

Commission Expires May 16, 2002

STATE OF NEW YORK)

) ss.:

COUNTY OF NEW YORK)

On this 13th day of February, in the year 2002, before me, William J. Cassels, a Notary Public in and for the State of New York, personally came and appeared DOUGLAS J. MacINNES, personally known to me or proved to me on the basis of satisfactory evidence to be one of the persons described in and who executed the within instrument, and whose name is subscribed thereto, and acknowledged to me that he executed the same.

IN WITNESS WHEREOF, I have hereunto subscribed my name and affixed my official seal the day and year in this certificate first above written.

/s/ William J. Cassels

WILLIAM J. CASSELS

Notary Public, State of New York

No. 01CA5027729

Qualified in Bronx County

Commission Expires May 16, 2002

Exhibit 12

THE MONTANA POWER, L.L.C.
Computation of Ratio of Earnings to Fixed Charges

	Year Ended December 31,
	2001	2000	1999
	(Thousands of Dollars)

Net income	$(42,998)	$6,805	$68,042

Income taxes	(4,074)	(19,599)	13,895
	$(47,072)	$(12,794)	$81,937

Fixed Charges:
Interest	$44,855	$41,090	$54,132
Amortization of debt discount, expense and premium	747	823	1,269
Rentals	27,117	28,496	34,678
	$72,719	$70,409	$90,079

Earnings before income taxes and fixed charges	$25,647	$57,615	$172,016

Ratio of Earnings to Fixed Charges	0.35x	0.82x	1.91x

Exhibit 23

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. No. 33-43655, 33-32275, 33-55816, 333-14369 and 333-14369-01) of The Montana Power Company of our report dated February 22, 2002 relating to the financial statements and financial statement schedule of NorthWestern Energy, L.L.C., which appear in this Form 10-K.

Portland, Oregon

April 1, 2002