Form 10-Q
period 2002-03-31
MONTANA POWER LLC
filed 2002-05-20
CIK 1168454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                    ----------------------------------------


(Mark One)


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                    -- OR --

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                    ----------------------------------------

                        Commission file number 001-31276

                           NORTHWESTERN ENERGY, L.L.C.
             (Exact name of registrant as specified in its charter)


                   Montana                                   81-0540568
        (State or other jurisdiction                       (IRS Employer
              of incorporation)                         Identification No.)
      40 East Broadway, Butte, Montana                       59701-9394
  (Address of principal executive offices)                   (Zip Code)


        Registrant's telephone number, including area code (406) 497-1000

                            The Montana Power, L.L.C.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---
        Registrant is a wholly owned subsidiary of NorthWestern Corporation. Registrant meets the conditions set forth in General Instruction H (1) (a) and
(b) of Form 10-Q and is filing this Quarterly Report on Form 10-Q with the reduced disclosure format authorized by General Instruction H.

                                Explanatory Note


NorthWestern Energy, L.L.C., acquired the electric and natural gas utility business of The Montana Power Company (Montana Power) on February 13, 2002 and NorthWestern Corporation (NorthWestern) acquired all of our outstanding membership interests on February 15, 2002 (although for accounting convenience, due to the burden of a mid-month closing, the parties agreed to an effective date for the sale of February 1, 2002). Our unaudited consolidated financial statements for the interim periods ended March 31, 2002 and 2001 included in this Quarterly Report on Form 10-Q are presented on a predecessor basis of accounting and do not reflect purchase accounting adjustments due to the acquisition by NorthWestern. The financial statements included in this Quarterly Report on Form 10-Q also include operations from periods during which the electric and natural gas utility business that we acquired in February 2002 was still owned and operated by Montana Power. We do not believe that the results of operations for periods during which our electric and natural gas utility business was owned and operated by Montana Power are indicative of our current business. We also do not believe that comparisons of operating results for periods during which our electric and natural gas utility business was owned and operated by Montana Power are meaningful or indicative of our current business.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


    PART I      FINANCIAL INFORMATION                                                      PAGE
    ------      ---------------------                                                      ----

   ITEM 1.      FINANCIAL STATEMENTS.....................................................   4

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.............................................   15

   ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............  21*

   PART II      OTHER INFORMATION
   -------      -----------------

   ITEM 1.      LEGAL PROCEEDINGS........................................................   22

   ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS................................  22*

   ITEM 3.      DEFAULTS UPON SENIOR SECURITIES..........................................  22*

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................  22*

   ITEM 5.      OTHER INFORMATION........................................................   22

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.........................................   22

SIGNATURE.............................................................................      23


* ITEM NOT REQUIRED IN ACCORDANCE WITH REDUCED DISCLOSURE FORMAT AUTHORIZED BY GENERAL INSTRUCTION H OF FORM 10-Q.


                                     PART I
                          ITEM 1 - FINANCIAL STATEMENTS
                           NORTHWESTERN ENERGY, L.L.C.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                      Quarter Ended
                                                              ------------------------------
                                                                March 31,      March 31,
                                                                  2002            2001
                                                              ------------------------------
                                                                   (Thousands of Dollars
                                                                     except LLC units)

 REVENUES...................................................   $    174,665     $   237,942

 COST OF SALES..............................................         69,150         131,795
                                                              ------------------------------

 GROSS MARGIN...............................................        105,515         106,147
                                                              ------------------------------

 EXPENSES
    Operations and maintenance..............................         24,677          25,377
    Utility sale stipulation settlement.....................        100,976               -
    Selling, general, and administrative....................         16,253          20,766
    Taxes other than income taxes...........................         13,189          15,078
    Depreciation and amortization...........................         14,454          14,243
                                                              ------------------------------
                                                                    169,549          75,464
                                                              ------------------------------

 INCOME (LOSS) FROM OPERATIONS..............................        (64,034)         30,683
                                                              ------------------------------

 INTEREST EXPENSE AND OTHER INCOME:
    Interest................................................          8,800           8,888
    Distributions on company obligated mandatorily
      redeemable preferred securities of subsidiary
      trust.................................................          1,373           1,373
    Other income - net......................................            317           1,361
                                                              ------------------------------
                                                                      9,856           8,900
                                                              ------------------------------

 INCOME (LOSS) BEFORE INCOME TAXES..........................        (73,890)         21,783

 INCOME TAX EXPENSE (BENEFIT)...............................        (27,789)         10,284
                                                              ------------------------------

 NET INCOME (LOSS)..........................................        (46,101)         11,499

 DIVIDENDS ON PREFERRED STOCK...............................            308             923
                                                              ------------------------------

 NET INCOME (LOSS) AVAILABLE FOR LLC UNITS..................   $    (46,409)    $    10,576
                                                              ==============================

 LLC UNITS OUTSTANDING......................................             10              10

 BASIC AND DILUTED EARNINGS (LOSS) PER LLC UNIT.............   $     (4,641)    $     1,058
                                                              ==============================

 The accompanying notes are an integral part of these consolidated financial statements.

                           NORTHWESTERN ENERGY, L.L.C.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                     ------

                                                                March 31,        December 31,
                                                                  2002              2001
                                                             -----------------------------------
                                                                  (Thousands of Dollars)

CURRENT ASSETS:

   Cash and cash equivalents..............................     $     45,870      $     13,428
   Accounts receivable:
     Trade, net of allowances.............................           74,895            78,115
     Related party........................................                -            41,845
   Materials and supplies (principally at average cost)...           13,105            19,783
   Prepayments and other assets...........................            8,779            29,219
   Prepaid income taxes...................................                -            20,877
   Deferred income taxes..................................            5,410             5,489
                                                             -----------------------------------
                                                                    148,059           208,756

PROPERTY, PLANT, AND EQUIPMENT:

   Plant, less accumulated depreciation,
     depletion, and amortization..........................        1,093,109         1,077,670

OTHER ASSETS:

   Investments............................................           29,072            28,880
   Advances to NorthWestern Corporation...................           83,756                 -
   Regulatory assets related to income taxes..............           30,113            30,113
   Regulatory assets - other..............................           67,767            91,370
   Goodwill, net of amortization..........................            7,418             7,418
   Other deferred charges.................................           26,648            26,735
                                                             -----------------------------------
                                                                    244,774           184,516
                                                             -----------------------------------

TOTAL ASSETS..............................................     $  1,485,942      $  1,470,942
                                                             ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                           NORTHWESTERN ENERGY, L.L.C.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                             LIABILITIES AND EQUITY
                             ----------------------

                                                                             March 31,        December 31,
                                                                               2002              2001
                                                                          -----------------------------------
                                                                               (Thousands of Dollars)

CURRENT LIABILITIES:
   Accounts payable
     Trade............................................................      $     32,852      $     24,991
     Related party....................................................                              39,983
   Dividends payable..................................................                 -               776
   Income taxes payable...............................................             3,119                 -
   Other taxes payable................................................            38,546            25,963
   Regulatory liability - oil and natural gas sale....................            16,875            16,875
   Regulatory liability - utility sale stipulation                                30,000                 -
     settlement.......................................................
   Current portion of deferred revenue................................             7,479            13,361
   Short-term borrowing - related party...............................                 -            24,811
   Long-term debt due within one year.................................            18,934            16,061
   Interest accrued...................................................            11,000             7,581
   Other current liabilities..........................................            57,738            27,050
                                                                          -----------------------------------
                                                                                 216,543           197,452
                                                                          -----------------------------------
LONG-TERM LIABILITIES:

   Deferred income taxes...............................................           66,297            99,207
   Investment tax credits.............................................            12,608            12,718
   Deferred revenue...................................................            31,415            28,025
   Other deferred credits.............................................           274,896           245,089
                                                                          -----------------------------------
                                                                                 385,216           385,039
                                                                          -----------------------------------
LONG-TERM DEBT:

   Long-term debt.....................................................           425,224           442,680
   Company obligated mandatorily redeemable
     preferred securities of subsidiary trust, which holds
     solely Company junior subordinated debentures....................            65,000            65,000
                                                                          -----------------------------------
                                                                                 490,224           507,680
                                                                          -----------------------------------
EQUITY:

   Preferred stock....................................................                 -            57,654
   Other equity.......................................................           395,678           324,835
   Accumulated other comprehensive loss...............................            (1,719)           (1,718)
                                                                          -----------------------------------
                                                                                 393,959           380,771
                                                                          -----------------------------------

CONTINGENCIES (Note 7)

TOTAL LIABILITIES AND EQUITY..........................................      $  1,485,942      $  1,470,942
                                                                          ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                           NORTHWESTERN ENERGY, L.L.C.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Quarter Ended
                                                                          -----------------------------------
                                                                             March 31,         March 31,
                                                                               2002              2001
                                                                          -----------------------------------
                                                                               (Thousands of Dollars)

NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..........................................................     $    (46,101)     $     11,499
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.....................................           14,454            14,243
     Deferred income taxes.............................................          (32,941)            1,522
     Utility sale stipulation settlement...............................          100,976                 -
     Gains on sales of property and investments........................              (54)              (32)
     Other non-cash charges to net income - net........................               92                37
     Changes in assets and liabilities:
        Accounts receivable - trade....................................            3,244            39,914
        Income taxes payable...........................................            3,119                 -
        Prepaid income taxes...........................................             (436)            7,355
        Accounts payable - trade.......................................            8,949            36,009
        Deferred revenue...............................................           (5,882)           (2,628)
        Shared proceeds - oil and natural gas sale.....................                -            (9,376)
        Other assets and liabilities - net.............................           42,372            (1,318)
                                                                          -----------------------------------

   Net cash provided by operating activities...........................           87,792            97,225
                                                                          -----------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures................................................          (33,739)           (6,955)
   Proceeds from sales of property and investments.....................            3,880                48
   Investments.........................................................             (193)              527
                                                                          -----------------------------------

     Net cash used for investing activities............................          (30,052)           (6,380)
                                                                          -----------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid......................................................             (922)             (922)
   Sales of common stock...............................................                -               296
   Retirement of long-term debt........................................          (14,675)           (2,477)
   Net change in advances to NorthWestern Corporation..................          (83,756)                -
   Net change in advances from The Montana Power Company...............           44,055               868
   Contributions for utility sale stipulation settlement...............           30,000                 -
                                                                          -----------------------------------
   Net change in short-term borrowing..................................                -           (55,100)
                                                                          -----------------------------------

     Net cash used for financing activities............................          (25,298)          (57,335)
                                                                          -----------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................           32,442            33,510
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................           13,428             6,140
                                                                          -----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................     $     45,870      $     39,650
                                                                          ===================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (received) for:
   Income taxes, net of refunds........................................     $     (2,157)     $      2,023
   Interest............................................................            4,652             7,456

The accompanying notes are an integral part of these consolidated financial statements.

                           NORTHWESTERN ENERGY, L.L.C.
                  CONSOLIDATED STATEMENT OF CASH FLOWS (CONT.)
                                   (Unaudited)

                                                                                   Quarter Ended
                                                                          -----------------------------------
                                                                             March 31,         March 31,
                                                                               2002              2001
                                                                          -----------------------------------
                                                                               (Thousands of Dollars)

Our divestiture from The Montana Power Company resulted in non-cash changes in the following accounts:
   Accounts receivable - unrelated, net of allowances..................     $        (24)                -
   Accounts receivable - related.......................................           (2,692)                -
   Prepaid income taxes................................................           21,313                 -
   Prepayments and other assets........................................            9,398                 -
   Investments.........................................................                1                 -
   Accounts payable - unrelated........................................           (1,088)                -
   Accounts payable - related..........................................          (39,447)                -
   Dividends payable...................................................              (80)                -
   Short-term borrowing - related......................................          (24,811)                -
   Interest accrued....................................................           (2,101)                -
   Other current liabilities...........................................             (340)                -
   Preferred stock.....................................................          (57,654)                -
   Other equity........................................................           97,525                 -
                                                                          -----------------------------------
                                                                            $          -
                                                                          ===================================

The following is a reconciliation of Equity:
   Equity at December 31, 2001.........................................     $    380,771
     Elimination of preferred stock...................................           (57,654)
     Non-cash changes to other equity.................................            97,525
     Stipulation contribution from The Montana Power
        Company.......................................................            20,000
     Equity provided by dividend reinvestment.........................              (274)
     Net loss.........................................................           (46,409)
                                                                          -----------------
        Equity at March 31, 2002.......................................     $    393,959
                                                                          =================

The accompanying notes are an integral part of these consolidated financial statements.

NorthWestern Corporation (NorthWestern) acquired all of our outstanding membership interests on February 15, 2002 (see Note 1 to our consolidated financial statements in this Quarterly Report on Form 10-Q). For accounting convenience, due to the burden of a mid-month closing, the parties agreed to an effective date for the sale of February 1, 2002. The non-cash changes referenced above relate to the operations of our business prior to its acquisition by NorthWestern and to certain adjustments made by our previous owner in connection with the closing of the acquisition. These balance sheet items were transferred to or settled with the successor to our former owner, and eliminated in connection with the preparation of NorthWestern's balance sheet as of March 31, 2002. For a more meaningful description of our consolidated operating results and financial performance following the acquisition, please see NorthWestern's consolidated financial statements contained in NorthWestern's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002.

                   THE MONTANA POWER COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                       Quarter Ended
                                                                              ---------------------------------
                                                                                         March 31,
                                                                                   2002             2001
                                                                              ---------------------------------
                                                                                    (Thousands of Dollars)
 Net income (loss)                                                               $   (46,101)     $    11,499
 Other comprehensive income, net of tax:
    Foreign currency translation adjustments..................................            (1)            (102)
    Mark-to-market loss on derivative instruments.............................            -              (387)
                                                                              ---------------------------------
      Other comprehensive loss................................................            (1)            (489)
                                                                              ---------------------------------
  Comprehensive income (loss)..................................................  $   (46,102)     $    11,010
                                                                              =================================

 The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of NorthWestern Energy, L.L.C. for the interim periods ended March 31, 2002 and 2001 are unaudited. These statements are presented on a predecessor basis of accounting and do not reflect purchase accounting adjustments due to the business being acquired by NorthWestern Corporation (NorthWestern) in February 2002. These statements also include operations from periods during which the electric and natural gas utility business that we acquired in February 2002 was still owned and operated by The Montana Power Company (Montana Power). In the opinion of management, the accompanying consolidated financial statements reflect all normal recurring accruals necessary to present fairly the results of operations in accordance with accounting principals generally accepted in the United States. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosure concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

We have made reclassifications to certain prior-year amounts to make them comparable to the 2002 presentation. These reclassifications had no material effect on our previously reported consolidated financial position, results of operations, or cash flows.

NOTE 1 - NORTHWESTERN ENERGY, L.L.C.

We were established on September 28, 2001 as a wholly owned subsidiary of Touch America Holdings, Inc. (Touch America) under our former name, The Montana Power, L.L.C. We acquired the electric and natural gas transmission and distribution business, along with several other assets, liabilities, commitments, and contingencies, formerly held by Montana Power on February 13, 2002. NorthWestern acquired all of our outstanding membership interests on February 15, 2002 to effect its acquisition of the electric and natural gas utility business formerly held by Montana Power pursuant to a Unit Purchase Agreement dated September 29, 2000. Following the closing of the transaction, we became a wholly-owned subsidiary of NorthWestern. On March 19, 2002, NorthWestern changed our name to NorthWestern Energy, L.L.C. Unless we state otherwise, all further references to Montana Power mean the public company in existence before the restructuring was effective on February 15, 2002 that was the prior holder of our electric and natural gas utility business.

NOTE 2 -    UTILITY SALE STIPULATION SETTLEMENT

Consummation of our acquisition by NorthWestern required the approval of the Montana Public Service Commission (PSC). On January 31, 2002, the PSC approved a stipulation agreement, which allowed NorthWestern to complete the acquisition. This agreement required us to forego collection of costs amounting to $21,000,000 incurred with respect to our electric and natural gas utility business in prior years and recorded as regulatory assets under a prior accounting order. The agreement also required us to reduce the recoverable net present value amount of the future out-of-market Qualifying Facility transition costs by $60,000,000. Lastly, the stipulation agreement required Touch America, Montana Power's successor with respect to its other businesses, to contribute $20,000,000 - and NorthWestern to contribute $10,000,000 - to an account that will be credited to electric distribution customers. With the exception of the $10,000,000 contributed by NorthWestern which was treated as purchase price consideration, these amounts were charged to expense as costs required under the January 31, 2002, PSC order approving the sale of our business to NorthWestern.

NOTE 3 - LONG-TERM DEBT

On February 15, 2002, we retired our 9.2 percent ESOP notes payable prior to their scheduled maturity date of December 31, 2004. In addition, on March 15, 2002, we made a scheduled semi-annual repayment of approximately $2,000,000 on our 6.2 percent natural gas transition bonds.

NOTE 4 - COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

We established Montana Power Capital I (Trust) as a wholly owned business trust to issue common and preferred securities and hold Junior Subordinated Deferrable Interest Debentures (Subordinated Debentures. The Trust issued 2,600,000 units of 8.45 percent Cumulative Quarterly Income Preferred Securities, Series A (QUIPS) in November 1996. Holders of the QUIPS are entitled to receive quarterly distributions at an annual rate of 8.45 percent of the liquidation preference value of $25 per security. The sole asset of the Trust is $67,000,000 of our Subordinated Debentures, 8.45 percent Series due in 2036. The Trust will use interest payments received on the Subordinated Debentures that it holds to make the quarterly cash distributions on the QUIPS.

NOTE 5 - OTHER (INCOME) DEDUCTIONS - NET

The following table provides the components of other income - net:

                                             Quarter Ended
                                               March 31,
                                      -----------------------------
                                          2002           2001
                                      -----------------------------
                                         (Thousands of Dollars)

Interest income....................     $     113     $   1,639
Benefit Restoration Expense........           193          (660)
Write-off ESOP Debt Expense........          (215)          -
Other..............................           226           381
                                      -----------------------------
                                        $     317     $   1,360
                                      =============================

Other includes gains and losses from the disposition of assets, income and expenses from non-regulated activities, and various other items.

NOTE 6 - RELATED PARTY TRANSACTIONS

    COAL PURCHASES AND TRANSPORTATION

Montana Power purchased significant quantities of coal from Western Energy, which was a subsidiary of Montana Power through April 2001, under two long-term purchase coal contracts. Montana Power also had a long-term contract with Western Energy to transport some of this coal. Purchases under these contracts were approximately $2,700,000 for the three months ended March 31, 2001. As a result of the December 1999 sale of substantially all of Montana Power's electric generating assets, long-term coal purchase contracts associated with Colstrip Units 1, 2, and 3 were transferred to PPL Montana.

    SALES OF ELECTRICITY

Montana Power sold electric energy to Western Energy primarily for use in the operations of their Rosebud mine in Colstrip, Montana. Prior to the April 30, 2001 sale of Montana Power's former coal operations, these related sales amounted to approximately $825,000 for the three months ended March 31, 2001.

    INTEREST INCOME & EXPENSE

For the three months ended March 31, 2001, Montana Power earned approximately $725,000 of interest income from outstanding notes receivable with Montana Power's nonutility subsidiaries. Montana Power also incurred interest expense of approximately $450,000 for the same period from outstanding notes payable with Montana Power's nonutility subsidiaries.

    RECEIVABLES AND PAYABLES

For the current period, advances to NorthWestern primarily result from centrally managed excess cash. In the prior year, related party receivables primarily resulted from either services we provided to, or payments we made on behalf of, Montana Power's nonutility subsidiaries. Related party payables primarily resulted from services that we received from Montana Power's nonutility subsidiaries.

                                                             March 31,       December 31,
                                                                2002              2001
                                                           ------------------------------------
                                                                (Thousands of Dollars)
 Accounts receivable:
   Entech.............................................       $            -    $          439
   Telecommunications.................................                    -            41,406
                                                           ------------------------------------
                                                             $            -    $       41,845

Advances to NorthWestern Corporation..................       $       83,756    $            -

 Accounts payable:
   Entech.............................................                    -               559
   Telecommunications.................................                    -            39,424
                                                           ------------------------------------
                                                           ------------------------------------
                                                             $            -    $       39,983
 Short-term borrowing:
   Entech.............................................       $            -    $       24,811

NOTE 7 - CONTINGENCIES

We are a party to a class action lawsuit discussed in our Annual Report on Form 10-K for the year ended December 31, 2001. There are no material changes in our disclosures about this lawsuit or any other material lawsuit from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 8 - INFORMATION ON INDUSTRY SEGMENTS

Our utility business purchases, transmits, and distributes electric energy and natural gas, and the Colstrip Unit 4 division manages long-term power supply agreements. Our other operations consist primarily of One Call Locators, Ltd. (One Call) and Discovery Energy Solutions, Inc. (DES). One Call locates underground lines while DES provides customers with productivity improvement activities.

Identifiable assets of each industry segment are principally those assets used in our operation of those industry segments. We consider segment information for foreign operations to be insignificant.

                                                                       Quarter Ended
                                                      ------------------------------------------------
                                                                      March 31, 2002
                                                      ------------------------------------------------
                                                                  (Thousands of Dollars)
OPERATIONS INFORMATION
----------------------

                                                         Electric      Natural Gas         Other
                                                      ------------------------------------------------
Sales to unaffiliated customers......................  $   113,644     $    53,015     $      8,006
Intersegment sales...................................          207             134              134
Pretax operating income (loss).......................      (81,493)         17,823             (364)
Capital expenditures.................................       24,939           8,405              395
Identifiable assets..................................      930,435         541,013           14,494


RECONCILIATION TO CONSOLIDATED TOTAL
------------------------------------
                                                         Segment                       Consolidated
                                                          Total       Adjustments(a)       Total
                                                      ------------------------------------------------

Sales to unaffiliated customers......................  $   174,665     $         -       $  174,665
Intersegment sales...................................          475            (475)               -
Pretax operating loss................................      (64,034)              -          (64,034)
Capital expenditures.................................       33,739               -           33,739
Identifiable assets..................................    1,485,942               -        1,485,942


                                                                       Quarter Ended
                                                      ------------------------------------------------
                                                                      March 31, 2001
                                                      ------------------------------------------------
                                                                  (Thousands of Dollars)
OPERATIONS INFORMATION
----------------------

                                                         Electric      Natural Gas         Other
                                                      ------------------------------------------------

Sales to unaffiliated customers......................  $   171,174     $    58,258     $      8,510
Intersegment sales...................................          203             131              141
Pretax operating income (loss).......................       12,307          18,575             (199)
Capital expenditures.................................       (7,191)            346             (110)
Identifiable assets..................................    1,008,093         586,667           72,084

RECONCILIATION TO CONSOLIDATED TOTAL
------------------------------------
                                                         Segment                       Consolidated
                                                          Total       Adjustments(a)       Total
                                                      ------------------------------------------------

Sales to unaffiliated customers......................  $   237,942     $         -     $    237,942
Intersegment sales...................................          475            (475)               -
Pretax operating income..............................       30,683               -           30,683
Capital expenditures.................................       (6,955)              -           (6,955)
Identifiable assets..................................    1,666,844               -        1,666,844

(a) The amounts indicated include certain eliminations between the business segments.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS:

    SFAS NOS. 141 AND 142

SFAS No. 141, "Business Combinations," issued in June 2001, requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, it requires that all identifiable intangible assets be separately recognized and the purchase price allocated accordingly, which will result in the recognition, in some instances, of substantially more categories of intangibles. Adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations, or cash flows.

SFAS No. 142, "Goodwill and Other Intangibles," was also issued in June 2001 and eliminates amortization of goodwill and allows amortization of other intangibles only if the assets have a finite, determinable life. At adoption, and at least annually thereafter, companies must also perform an impairment analysis of intangible assets at the reporting unit level, to determine whether the carrying value exceeds the fair value of the assets. In instances where the carrying value is more than the fair value of the asset, an impairment loss must be recognized. Subsequent reversal of a previously recognized impairment loss is prohibited. SFAS No. 142 is effective for all fiscal years beginning after December 15, 2001, with early application permitted in some instances for entities with fiscal years beginning after March 15, 2001. Adoption of this pronouncement did not have a material impact on our financial position, results of operations, or cash flows.

NOTE 10 - REGULATORY MATTERS

Pursuant to a Federal Energy Regulatory Commission (FERC) order on April 9, 2002, a procedural schedule was establish to address our filing seeking recovery of transition costs. In conjunction with the procedural schedule, a filing was made on May 16, 2002, to update testimony on that docket. For further information regarding the procedural schedule, please read Note 2, "Deregulation, Regulatory Matters, and 1999 Sale of Electric Generation Assets" disclosed in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We acquired the electric and natural gas utility business of The Montana Power Company (Montana Power) on February 13, 2002 and NorthWestern Corporation (NorthWestern) acquired all of our outstanding membership interests on February 15, 2002 (although for accounting convenience, due to the burden of a mid-month closing, the parties agreed to an effective date for the sale of February 1, 2002 - see Note 1 to our consolidated financial statements included in this Quarterly Report on Form 10-Q). During the first quarter 2001, and during a portion of the first quarter 2002, the electric and natural gas utility business that we acquired in February 2002 was still owned and operated by Montana Power. Because the results of operations for the first quarters of 2002 and 2001 described herein include periods during which our utility business was owned and operated by Montana Power, we do not believe that the results of operations for such periods are indicative of our current business. We also do not believe that comparisons of operating results for such quarters are meaningful or indicative of our business.

Please read the following discussion in conjunction with the statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

For a more meaningful description of our consolidated operating results and financial performance, please see NorthWestern's financial statements contained in NorthWestern's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002.

RESULTS OF OPERATIONS

|_| FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001:

Our net income in the first quarter 2002 decreased approximately $57,000,000 over the comparable period in 2001 primarily because of a one-time charge to expense of approximately $101,000,000 as costs required under the January 31, 2002 PSC order approving the sale of the company to NorthWestern. Without this one-time charge, our net income during the first quarter 2002 increased by approximately $3,600,000 over the comparable period in 2001. This improvement resulted primarily from the termination of a large fixed-rate sales contract for which we were obligated to purchase power at market-based rates. During the first quarter of 2001, we incurred an after-tax loss related to the contract of approximately $3,000,000.


SEGMENTED INCOME STATEMENT
                                                                         Quarter Ended
                                                                   ---------------------------
                                                                           March 31,
                                                                       2002          2001
                                                                   ---------------------------
                                                                     (Thousands of Dollars)
ELECTRIC UTILITY:

REVENUES:
   Revenues.....................................................    $   113,644   $   171,174
   Intersegment revenues........................................            207           203
                                                                   ---------------------------
                                                                        113,851       171,377

COST OF SALES...................................................         45,873       104,249
                                                                   ---------------------------

GROSS MARGIN....................................................         67,978        67,128
                                                                   ---------------------------

EXPENSES:
   Operations and maintenance...................................         19,636        21,718
   Utility sale stipulation settlement..........................        100,976             -
   Selling, general, and administrative.........................          7,660        11,455
   Taxes other than income taxes................................          9,866        11,099
   Depreciation and amortization................................         11,333        10,549
                                                                   ---------------------------
                                                                        149,471        54,821
                                                                   ---------------------------

INCOME (LOSS) FROM ELECTRIC UTILITY.............................         (81,493)      12,307
                                                                   ---------------------------

NATURAL GAS UTILITY:

REVENUES:
   Revenues.....................................................         53,015        58,258
   Intersegment revenues........................................            134           131
                                                                   ---------------------------
                                                                         53,149        58,389

COST OF SALES...................................................                       24,628
                                                                         20,288
                                                                   ---------------------------

GROSS MARGIN....................................................         32,861        33,761
                                                                   ---------------------------

EXPENSES:
   Operations and maintenance...................................          4,731         3,309
   Selling, general, and administrative.........................          4,299         5,980
   Taxes other than income taxes................................          3,241         3,454
   Depreciation and amortization................................          2,767         2,443
                                                                   ---------------------------
                                                                         15,038        15,186
                                                                   ---------------------------
INCOME FROM NATURAL GAS UTILITY OPERATIONS......................         17,823        18,575
                                                                   ---------------------------

OTHER OPERATIONS:

REVENUES:
   Revenues.....................................................          8,006         8,510
   Intersegment revenues........................................            134           141
                                                                   ---------------------------
                                                                          8,140         8,651

COST OF SALES...................................................          2,989         2,918
                                                                   ---------------------------

GROSS MARGIN....................................................          5,151        5,733
                                                                   ---------------------------

EXPENSES:
   Operations and maintenance...................................            785           825
   Selling, general, and administrative.........................          4,294         3,331
   Taxes other than income taxes................................             82           525
   Depreciation and amortization................................            354         1,251
                                                                   ---------------------------
                                                                          5,515         5,932
                                                                   ---------------------------
LOSS FROM OTHER OPERATIONS......................................           (364)         (199)
                                                                   ---------------------------

                                                                         Quarter Ended
                                                                   ---------------------------
                                                                           March 31,
                                                                       2002          2002
                                                                   ---------------------------
                                                                     (Thousands of Dollars)

INTEREST EXPENSE AND OTHER INCOME:
   Interest.....................................................          8,800         8,888
   Distributions on company obligated mandatorily
     redeemable preferred securities of subsidiary
     trust......................................................          1,373         1,373
   Other income - net...........................................            317         1,361
                                                                   ---------------------------
                                                                          9,856         8,900
                                                                   ---------------------------

INCOME (LOSS) BEFORE INCOME TAXES...............................        (73,890)       21,783
                                                                   ---------------------------

INCOME TAX EXPENSE (BENEFIT)....................................        (27,789)       10,284
                                                                   ---------------------------

NET INCOME......................................................        (46,101)       11,499
DIVIDENDS ON PREFERRED STOCK....................................            308           923
                                                                   ---------------------------
NET INCOME AVAILABLE FOR LLC UNITS..............................    $   (46,409)   $   10,576
                                                                   ===========================

|_|     ELECTRIC UTILITY

Net utility operating income during the first quarter 2002 decreased by approximately $93,800,000 compared to the same period in 2001 primarily due to the one-time charge of approximately $101,000,000 in expenses related to the utility sale stipulation settlement as further described in Note 2, "Utility Sale Stipulation Settlement."

Revenues

Revenues in the first quarter 2002 decreased by approximately $57,500,000 compared to the first quarter 2001. During the first quarter 2001, Montana Power was a party to an unregulated retail contract with an industrial customer and a related swap instrument that was entered into to mitigate losses under the contract. This contract, which contributed $53,800,000 to revenues and $58,900,000 in expenses during the first quarter 2001, was terminated on June 30, 2001. The termination of this contract removed the risk associated with procuring the electric supply needed to fulfill the contract. Transmission revenues, which in 2001 were increased as a result of services sold to other utilities transmitting power to west-coast markets, returned to a more normal rate with the reduction in energy prices in the Northwest. Finally, sales of Colstrip Unit 4 energy were approximately $1,400,000 lower during the first quarter 2002 than in the first quarter 2001 due to lower production from the unit.

Cost of Sales

Cost of sales declined by approximately $58,400,000 during the first quarter 2002 compared to the first quarter 2001. The decline was the result of the absence of supply obligations under the unregulated retail contract and related swap instrument discussed above. Cost of sales during the first quarter of 2001 included approximately $58,900,000 of costs under this contract.

Expenses

Operations and maintenance (O&M) expense declined approximately $2,000,000 during the first quarter 2002 compared the first quarter 2001, primarily as a result of lower maintenance costs at Colstrip Unit 4 and reduced operating costs in our distribution operating unit.

The one-time utility sale stipulation charge resulted from recording certain adjustments related to the sale of the utility to NorthWestern. See Note 2, "Utility Sale Stipulation Settlement" for further description of these adjustments.

Selling, general and administrative (SG&A) expenses declined by approximately $3,800,000 during the first quarter 2002 compared to the first quarter 2001. This decline resulted from several factors, including a buyout of an operating lease for automated meter reading equipment, increased capitalization of overheads related to construction activities and recovery of costs related to the generation sale in accordance with the stipulation settling that rate docket. These costs were recorded as SG&A expenses in 2001. Higher levels of costs billed to other parties also contributed to the decline in expenses.

Taxes other than income taxes were approximately $1,200,000 lower during the first quarter 2002 than the first quarter 2001. The reduction in such taxes was primarily due to lower property tax accruals in the first quarter 2002 compared to the comparable period of 2001, which reflected the use of lower appraised values and the phase-in of legislation that exempts intangible property in Montana from taxation.

Depreciation and amortization expense in the first quarter 2002 was approximately $800,000 higher than in the comparable period in 2001, primarily due to depreciation of new property additions.

|_|     NATURAL GAS UTILITY

Net utility operating income during the first quarter 2002 declined by approximately $800,000 when compared to the first quarter 2001 as declines in revenues were offset by decreased cost of sales, each as described below.

Revenues

Revenues declined by approximately $5,200,000 during the first quarter 2002 compared the first quarter 2001, approximately $4,300,000 of which was a result of increased natural gas supply costs. These costs are associated with an offsetting expense reduction, and therefore, have no impact on margin. A rate reduction resulting from the credit given to ratepayers to reflect gains on the sales of natural gas from storage reduced revenues during the first quarter 2002 by approximately $700,000 compared to the first quarter 2001. In addition, revenues in the first quarter 2001 were based upon interim rates set in a pending rate docket. The rates set in the final order were lower than the interim order and generated approximately $400,000 less in revenues in the first quarter 2002 than in the first quarter 2001.

Cost of Sales

Cost of sales decreased by approximately $4,300,000 during the first quarter 2002 compared to the first quarter 2001, due to lower natural gas purchase costs.

Expenses

O&M expense during the first quarter 2002 increased by approximately $1,400,000 over similar expenses in the first quarter 2001, primarily as a result of the change in the classification of certain employees who were previously included in SG&A.

SG&A expense during the first quarter 2002 declined by approximately $1,700,000 compared to the first quarter 2001, primarily as a result of the reclassification of employees mentioned above. In addition, SG&A expenses declined due to the meter reading lease buyout, increased capitalization of overheads related to construction activities, and higher levels of costs billed to other parties.

Taxes other than income taxes were approximately $200,000 lower during the first quarter 2002 than the first quarter 2001, as the use of lower appraised values and the phase-in of legislation that exempts intangible property in Montana from taxation resulted in lower property taxes.

Depreciation and amortization expense in the first quarter 2002 was approximately $300,000 higher than in the comparable period in 2001, primarily due to depreciation of new property additions.

|_|     OTHER OPERATIONS

Other operating loss was $165,000 greater during the first quarter 2002 compared to the first quarter 2001. Contributing to losses were the operations of our underground-line locating subsidiary, One Call. One Call's revenues declined due to reduced construction during the economic slow-down and increased expenses related to start-up costs in new areas.

|_|     INTEREST EXPENSE AND OTHER INCOME

Liquidity is now managed in conjunction with that of our parent company, NorthWestern. Short-term surplus cash is advanced to NorthWestern so our interest income declined in the first quarter 2002 by approximately $700,000 compared to the first quarter 2001. In addition, we received approximately $800,000 from income tax refunds during the first quarter 2001.

During the first quarter 2001, we recognized a one-time adjustment to reduce the carrying value of assets related to a non-qualified benefit plan in the amount of approximately $800,000. The absence of a comparable adjustment in 2002 improved the comparison of the first quarter 2002 with the comparable period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

|_|     OPERATING ACTIVITIES

Net cash provided by operating activities was $87,792,000 for the three months ended March 31, 2002, compared with $97,225,000 in the first three months of 2001. The current-year decrease of $9,433,000 was attributable mainly to an increase in working capital outflows.

|_|     INVESTING ACTIVITIES

Net cash used for investing activities was $30,052,000 for the three months ended March 31, 2002, compared with $6,380,000 in the first three months of 2001. The current-year increase of $23,672,000 was principally attributable to an automated meter reading equipment lease buyout exercised upon closing of the acquisition by NorthWestern.

|_|     FINANCING ACTIVITIES

Net cash used for financing activities was $25,298,000 for the three months ended March 31, 2002, compared with $57,335,000 in the first three months of 2001. The current-year decrease of $32,037,000 was primarily attributable to advances made to our parent company, partially offset by advances received from our former parent company as a result of our divestiture from The Montana Power Company, and the absence of short-term borrowing in the current period. For further information on our financing activities, see Note 3, "Long-Term Debt."

We currently do not have a credit facility in place; however, we believe that we will have a positive cash flow on an annual basis in 2002. Because of the seasonal nature of our operations, we experience cash flow increases in the winter months and decreases in the summer months. We expect any short-term liquidity needs to be provided by our parent company, NorthWestern.

We have approximately 8 years remaining on a 25-year sale-leaseback transaction with annual payments of approximately $32,000,000 related to our 30 percent share of Colstrip Unit 4. Substantially offsetting this lease obligation are two long-term sales contracts, representing approximately 222 megawatts at full load, principally to Duke Energy Trading & Marketing (DETM) and to Puget Sound Energy (Puget) under agreements expiring December 20, 2010.

Electric and natural gas supply costs are a major component of our contractual commitments. While current legislation insures that we will ultimately recover the costs of securing this supply, there may be times when costs are recovered in a subsequent period from when they were incurred.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements and how they are expected to affect us, see Note 9, "New Accounting Pronouncements."

Warnings About Forward-Looking Statements

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Form 10-Q, including, without limitation, the statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and statements located elsewhere in this Form 10-Q or incorporated by reference therein or herein relating to expectation of future financial performance, continued growth, changes in economic conditions or capital markets and changes in customer usage patterns and preferences, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "will continue" or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

In addition to other factors and matters discussed elsewhere in our quarterly, annual and current reports that we file with the SEC, and which are incorporated by reference into this Form 10-Q, some important factors that could cause actual results or outcomes for us or our subsidiaries to differ materially from those discussed in forward-looking statements include, the adverse impact of weather conditions; unscheduled generation outages; maintenance or repairs; unanticipated changes to fossil fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; developments in the federal and state regulatory environment and the terms associated with obtaining regulatory approvals; costs associated with environmental liabilities and compliance with environmental laws; the rate of growth and economic conditions in our service territories and those of our subsidiaries; the speed and degree to which competition enters the industries and markets in which our businesses operate; the timing and extent of changes in interest rates and fluctuations in energy-related commodity prices; risks associated with acquisitions, transition and integration of acquired companies, including implementation of information systems and realizing efficiencies in excess of any related restructuring charges; reduction of minority interest basis requiring us to recognize an increased share of operating losses at certain of our subsidiaries; our ability to recover transition costs; approval of our default supply contract portfolio by the PSC; disruptions and adverse effects in the capital market due to the changing economic environment; our credit ratings with Moody's, Standard & Poor's and Fitch; changes in customer usage patterns and preferences; and changing conditions in the economy, capital markets and other factors identified from time to time in our filings with the SEC.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2001, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

There are no material changes in our quantitative and qualitative disclosures about market risk from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

This information updates, and you should read it in conjunction with, information disclosed in Part I, Item 3 in our Annual Report on Form 10-K for the year ended December 31, 2001, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

There are no material changes in our disclosures about legal proceedings from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

        None.

  (b)   Reports on Form 8-K Filed During the Quarter Ended March 31, 2002

        None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized signatory.

                                            NORTHWESTERN ENERGY, L.L.C.
                                                    (Registrant)


                                      By   /s/ Ellen M. Senechal
                                           ------------------------------------
                                           Ellen M. Senechal
                                           Vice President, Treasurer
                                           and Chief Financial Officer

Dated:  May 20, 2002